Form 10-Q
period 2015-06-30
Barrel Energy Inc.
filed 2015-08-12
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____________ to ____________

Commission File No.: 333-201740

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14890 66a Avenue, Surrey, B.C. Canada	V3S 0Y6
(Address of principal executive offices)	(Zip Code)

(604) 375-6005

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2015 the registrant had 10,000,000 shares of common stock outstanding.

Reference in this report to “BARREL ENERGY” “we,” “us,” and “our” refer to BARREL ENERGY, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended June 30, 2015 and January 27, 2014, inception, through June 30, 2014 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended June 30, 2015, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	June 30, 2015	September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$532	$1,770

Total current assets	532	1,770

Oil lease - unproved	48,555	53,772
Total assets	$49,087	$55,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,026	$--
Accrued interest	6,551	1,084
Advance from shareholder	12,026	--

Total current liabilities	20,602	1,084

Convertible notes payable	78,864	67,215
Total liabilities	99,467	68,299

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 75,000,000 authorized, 10,000,000 issued and outstanding	8,989	8,989
Accumulated other comprehensive income (loss)	3,443	395
Accumulated deficit	(62,812)	(22,141)
Total stockholders’ deficit	(50,380)	(12,757)

Total liabilities and stockholders’ equity	$49,087	$55,542

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		From inception, January 27, 2014 through June 30,
	2015	2014	2015	2014
Operating expenses:
General and administrative expense	$3,221	$6,442	$34,232	$6,450
Loss from operations	(3,221)	(6,442)	(34,232)	(6,450)

Other income (expense)
Interest expense	(1,882)	--	(5,742)	--
Currency loss	--	(827)	(697)	(828)
Total other income (expense)	(1,882)	(827)	(6,439)	(828)

Net loss	$(5,103)	$(7,269)	$(40,671)	$(7,278)

Foreign currency translation adjustment	197	--	3,443	196

Comprehensive (loss)	(5,300)	(7,269)	(44,114)	(7,474)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended June 30, 2015	From Inception, January 27, 2014 through June 30, 2014
Cash flows from operating activities:
Net loss	$(40,671)	$(7,278)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,026	--
Accrued interest	5,467	7,278
Net cash used in operating activities	(33,178)	(7,278)

Cash flows from financing activities:
Proceeds from sale of common stock	--	8,989
Advance- related party	12,512	--
Proceeds from convertible note payable	20,173	70,285
Net cash provided by (used in) financing activities	32,685	79,274

Effects of currency translation	(745)	196

Net increase (decrease) in cash	(493)	72,192
Cash beginning of period	1,770	--
Cash end of period	$532	$72,196

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Barrel Energy Inc (Barrel) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014 the Company leased a non-producing oil and gas property in the province of Alberta, Canada.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s form S-1 filed with the SEC on June 23, 2015.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying consolidated balance sheets, has no assets and an accumulated deficit of $62,812 as of June 30, 2015. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 - CONVERTIBLE NOTE

On October 30, 2014, the Company issued a USD $20,173 (CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

As of June 30, 2015 the convertible debt outstanding was US $78,864 plus accrued interest of US $6,551 for a total liability of $85,415.

NOTE 4 - RELATED PARTY TRANSACTION

During the nine months period ended June 30, 2015 an officer and director advanced $12,512 to the Company. The advances are on demand and do not bear interest.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BARREL ENERGY Inc. (“BARREL ENERGY” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

As of the date of this filing we have minimal operations and have recorded minimal revenues for the past two years. Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects. Our success will depend on our ability to obtain funding through equity and/or debt transactions. However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place. If we are unable to obtain financing, then we will likely delay further business development and marketing of our product.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

As of June 30, 2015, we had an accumulated deficit of $ 62,812. We recorded a net loss of $5,103 and $40,671 for the three and nine months ending June 30, 2015. The net loss was $7,269 and $7,278 for the same periods during 2014. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $20,070 as of June 30, 2015 compared to a positive $686 as of September 30, 2015. Cash used in operations totaled $27,527 during the nine months ending June 30, 2015 compared to $7,278 during the same period in 2014. Funds provided from financing activities was $23,677 in 2015 compared to $79,274 in 2014.

Management expects to continue to issue common stock to pay for the marketing of the product once the machine is in production. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities. Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing. Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us. If we are unable to obtain financing, then expansion of our operations will be delayed.

Results of Operations

The Company recorded no revenue during the three and nine months periods ended June 30, 2015 and 2014.

General and administrative expenses for the three and nine months ended June 30, 2015 totaled $3,221 and $34,232 compared to $6,442 and $6,450 for the same periods in 2014. The decrease for the nine month’s periods in 2014 compared to 2015 was due to lower accounting, legal and consulting costs.

The Company incurred a net loss of $5,103 and $40,671 in the three and nine months period ended June 30, 2015 compared to $7,269 and $7,278 in the same periods in 2014. The higher net loss was due to higher general and administrative cost in the nine month period ended June 30, 2015 compared to the same period in 2014.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

 ________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: August 12, 2015	By:	/s/ Gurm Sangha
Gurm Sangha
President Chief Executive Officer
Principal Financial and Accounting Officer

