Form 10-Q
period 2015-12-31
Barrel Energy Inc.
filed 2016-02-05
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

(604) 375-6005

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 5, 2016 the registrant had 10,110,000 shares of common stock outstanding.

Reference in this report to "BARREL ENERGY" "we," "us," and "our" refer to BARREL ENERGY, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months periods ended December 31, 2015 and 2014 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month periods ended December 31, 2015, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

	December 31, 2015	September 30, 2015
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,020	$455

Total current assets	1,020	455

Oil lease - unproved	43,272	44,738
Total assets	$44,292	$45,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,750	$-
Accrued interest	9,047	7,762
Advance from shareholder	20,483	15,683
Convertible note – related party	2,088	2,088
Convertible notes	68,196	55,923
Total current liabilities	104,564	81,456

Convertible note payable	-	16,742
Total liabilities	104,564	98,198

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding
Common stock, $0.001 par value,70,000,000 authorized, 10,110,000 and 10,000,000 issued and outstanding, respectively	9,099	8,989
Paid in capital	2,640	-
Accumulated other comprehensive income	6,004	5,500
Accumulated deficit	(78,015)	(67,494)
Total stockholders' deficit	(60,272)	(53,005)

Total liabilities and stockholders' equity	$44,292	$45,193

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Operating expenses:
General and administrative expense	$8,918	$6,286
Loss from operations	(8,918)	(6,286)

Other income (expense)
Interest expense	(1,603)	(1,980)
Currency loss		(611)
Total other income (expense)	(1,603)	(2,591)

Net loss	(10,521)	(8,877)

Foreign currency translation adjustment	504	1,095

Comprehensive (loss)	(10,017)	(9,972)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	10,019,565	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Period Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,521)	$(8,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expense	6,349	1,897
Accrued liabilities	-	1,785
Net cash used in operating activities	(4,172)	(5,195)

Cash flows from financing activities:
Proceeds from sale of common stock	2,750	-
Advances from related party	4,800	-
Repayment of related party debt	(2,019)	-
Proceeds from convertible note payable-related party	-	2,408
Proceeds from convertible note payable	-	16,590
Net cash provided by financing activities	5,531	18,998

Effects of currency translation	(794)	1,095

Net increase in cash	565	14,898
Cash – beginning of period	455	1,770
Cash – end of period	$1,020	$16,668

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Barrel Energy Inc (Barrel) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014 the Company leased a non-producing oil and gas property in the province of Alberta, Canada.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's form 10-K filed with the SEC on September 30, 2015.

NOTE 2 - GOING CONCERN

The Company's interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has a working capital deficit of $103,544 and an accumulated deficit of $78,015 as of December 31, 2015. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – COMMON STOCK

On December 15, 2015 the Company sold 110,000 shares of common stock at $0.025 per share with a value of $2,750 to two individuals for cash.

NOTE 4 – CONVERTIBLE NOTE

On July 1, 2014 the Company issued a USD $54,090 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default.

On October 23, 2014, the Company issued a USD $16,194 (CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share.

As of December 31, 2015 the convertible debt outstanding was US $68,196 plus accrued interest of US $9,047 for a total liability of $77,243.

NOTE 5 – RELATED PARTY

During the three months period ended December 31, 2015 an officer and director of the Company advances the Company $4,800 and was repaid $2,019 from the Company. The funds are payable on demand and bear no interest. As of December 31, 2015 the total amount due to the officer and director is US $20,483.

On December 1, 2014 the Company issued to a related party, who is an officer and director of the Company, a convertible note for US $2,088 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BARREL ENERGY Inc. ("BARREL ENERGY" or the "Company") was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

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

Liquidity and Capital Resources

As of December 31, 2015, we had an accumulated deficit of $78,015. We recorded a net loss of $10,521 and $8,877 for the three months ending December 31, 2015 and 2014, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $103,544 as of December 31, 2015 compared to a negative of $81,001 as of September 30, 2015. Cash used in operations totaled $4,172 during the three months ending December 31, 2015 compared cash used in operations of 5,195 during the same period in 2014. Funds provided from financing activities was $5,531 in 2015 compared to $18,998 in 2014.

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

Results of Operations

The Company recorded no revenue during the three months periods ended December 31, 2015 and 2014.

General and administrative expenses for the three months ended December 31, 2015 totaled $8,918 compared to $6,286 for the same periods in 2014. The decrease for the three month's periods in 2014 compared to 2015 was due to lower accounting, legal and consulting costs.

The Company incurred a net loss of $10,521 in the three months period ended December 31, 2015 compared to $8,877 in the same periods in 2014. The higher net loss was due to higher general and administrative cost in the three month period ended December 31, 2015 compared to the same period in 2014.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: February 5, 2016	By:	/s/ Gurm Sangha
Gurm Sangha
President Chief Executive Officer
Principal Financial and Accounting Officer

13