Form 10-Q
period 2016-03-31
Barrel Energy Inc.
filed 2016-05-23
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from __________ to __________

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

As of May 23, 2016 the registrant had 10,786,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the six months periods ended March 31, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month periods ended March 31, 2016, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,897	$455

Total current assets	5,897	455

Oil lease - unproved	46,063	44,738
Total assets	51,960	$45,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$950	$-
Accrued interest	11,269	7,762
Advance from shareholder	18,395	15,683
Convertible note – related party	2,088	2,088
Convertible notes	74,818	55,923
Total current liabilities	107,520	81,456

Convertible note payable	-	16,742
Total liabilities	107,520	98,198

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding
Common stock, $0.001 par value, 70,000,000 authorized, 10,578,000 and 10,000,000 issued and outstanding, respectively	9,567	8,989
Paid in capital	13,872	-
Accumulated other comprehensive income	3,236	5,500
Accumulated deficit	(82,235)	(67,494)
Total stockholders' deficit	(55,560)	(53,005)

Total liabilities and stockholders' deficit	$51,960	$45,193

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Operating expenses:
General and administrative expense	$3,094	$16,782	$12,013	$23,068
Loss from operations	(3,094)	(16,782)	(12,013)	(23,068)

Other income (expense)
Interest expense	(1,555)	(1,880)	(3,158)	(3,860)
Currency (gain) loss	430	23	430	(588)
Total other income (expense)	(1,125)	(1,857)	(2,728)	(4,448)

Net loss	(4,219)	(18,639)	(14,741)	(27,516)

Foreign currency translation adjustment	(2,768)	(2,151)	(2,264)	(3,246)

Comprehensive loss	$(6,987)	$(20,790)	$(17,005)	$(30,762)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	10,338,440	10,000,000	10,178,732	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Period Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,741)	$(27,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	900	-
Comprehensive loss	-	(605)
Changes in operating assets and liabilities:
Accounts payable	950	1,181
Accrued interest	3,507	3,487
Net cash used in operating activities	(9,384)	(23,453)

Cash flows from financing activities:
Proceeds from sale of common stock	13,550	-
Advances from related party	4,731
Repayment of related party advances	(2,019)
Proceeds from convertible note payable-related party	-	2,408
Proceeds from convertible note payable	-	16,590
Net cash provided by financing activities	16,262	18,998

Effects of currency translation	(1,436)	3,246

Net increase in cash	5,442	(1,209)
Cash – beginning of period	455	1,770
Cash – end of period	$5,897	$561

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's form 10-K filed with the SEC on September 30, 2015.

NOTE 2 – GOING CONCERN

The Company's interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has a working capital deficit of $101,623 and an accumulated deficit of $82,235 as of March 31, 2016. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – COMMON STOCK

During the three months period ended March 31, 2016 the Company sold 542,000 shares of common stock at $0.025 per share with a value of $13,550 to 40 individuals for cash.

During the three months period ended March 31, 2016 the Company issued 36,000 shares of common stock at $0.025 per share with a value of $900 to one entity for service.

NOTE 4 – CONVERTIBLE NOTE

On July 1, 2014 the Company issued a USD $57,580 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default.

On October 23, 2014, the Company issued a USD $17,238(CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share.

As of March 31, 2016 the convertible debt outstanding was US $74,818 plus accrued interest of US $11,269 for a total liability of $86,087.

NOTE 5 – RELATED PARTY

During the six months period ended March 31, 2016 an officer and director of the Company advances the Company $4,731 and was repaid $2,019 from the Company. The funds are payable on demand and bear no interest. As of March 31, 2016 the total amount due to the officer and director is US$ 18,395.

On December 1, 2014 the Company issued to a related party, who is an officer and director of the Company, a convertible note for US$ 2,088 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default.

NOTE 6 – SUBSEQUENT EVENT

During the period from April 1, 2016 to through the date of the issuance of this report, the Company sold 208,000 shares of common stock at $0.025 per share with a value of $5,200 to 12 individuals for cash.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Barrel Energy Inc (Barrel) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014 the Company leased an unproven oil and gas property in the province of Alberta, Canada.

As of the date of this filing we have no operations and have recorded no revenues for the past two years. Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects. Our success will depend on our ability to obtain funding through equity and/or debt transactions. However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place. If we are unable to obtain financing, then we will likely delay further business development and marketing of our product.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

As of March 31, 2016, we had an accumulated deficit of $82,235. We recorded net losses of $4,219 and $14,741 for the three and six months ending March 31, 2016 and $18,639 and $27,516 for the same periods in 2015, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $101,623 as of March 31, 2016 compared to a negative of $81,001 as of September 30, 2015. Cash used in operations totaled $9,384 during the six months ending March 31, 2016 compared cash used in operations of $23,453 during the same period in 2015. Funds provided from financing activities was $16,262 during the six months ending March 31, 2016 compared to $18,998 during the same period in 2015.

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

Results of Operations

The Company recorded no revenue during the three and six months periods ended March 31, 2016 and 2015.

General and administrative expenses for the three and six months ended March 31, 2016 totaled $3,094 and $12,013 compared to $16,782 and $23,068 for the same periods in 2015. The decrease for the three and six month's periods in 2016 compared to 2015 was due to lower accounting, legal and consulting costs.

The Company incurred a net loss of $4,219 and $14,741 in the three and six months period ended March 31, 2016 compared to $18,639 and $27,516 for the same periods in 2015. The lower net loss was due to lower general and administrative cost in the three and six months period ended March 31, 2016 compared to the same period in 2015.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months period ended March 31, 2016 the Company sold 542,000 shares of common stock at $0.025 per share with a value of $13,550 to 40 individuals for cash.

During the three months period ended March 31, 2016 the Company issued 36,000 shares of common stock at $0.025 per share with a value of $900 to one entity for service.

During the period from April 1, 2016 to through the date of the issuance of this report, the Company sold 208,000 shares of common stock at $0.025 per share with a value of $5,200 to 12 individuals for cash.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: May 23, 2016	By:	/s/ Gurm Sangha
Gurm Sangha
President
Chief Executive Officer
Principal Financial and Accounting Officer

13