Form 10-Q
period 2016-06-30
Barrel Energy Inc.
filed 2016-08-05
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from __________ to __________

Commission File No.: 333-201740

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	(I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)	(47-1963189)

14890 66a Avenue, Surrey, B.C. Canada	V3S 0Y6
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2016 the registrant had 10,786,000 shares of common stock outstanding.

2

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

3
Tables of Contents

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

The financial information set forth below with respect to our statements of operations for the nine months period ended June 30, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month periods ended June 30, 2016, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015

ASSETS
Current assets:
Cash and cash equivalents	$7,378	$455

Total current assets	7,378	455

Oil lease - unproved	46,003	44,738
Total assets	$53,381	$45,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,750	$-
Accrued interest	12,891	7,762
Advance from shareholder	18,395	15,683
Convertible note – related party	2,088	2,088
Convertible notes payable	74,720	55,923
Total current liabilities	110,844	81,456

Convertible note payable	-	16,742
Total liabilities	110,844	98,198

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 10,786,000 and 10,000,000 issued and outstanding, respectively	9,775	8,989
Paid in capital	18,864	-
Accumulated other comprehensive income	2,373	5,500
Accumulated deficit	(88,475)	(67,494)
Total stockholders' deficit	(57,463)	(53,005)

Total liabilities and stockholders' deficit	$53,381	$45,193

The accompanying notes are an integral part of these unaudited financial statements.

4
Tables of Contents

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
General and administrative expense	$5,571	$3,221	$16,787	$34,232
Loss from operations	(5,571)	(3,221)	(16,787)	(34,232)

Other income (expense)
Interest expense	(1,656)	(1,882)	(4,814)	(5,742)
Currency (gain) loss	190	-	620	(697)
Total other income (expense)	(1,466)	(1,882)	(4,194)	(6,439)

Net loss	(7,037)	(5,103)	(20,981)	(40,671)

Foreign currency translation adjustment	(754)	(197)	(3,127)	(3,443)

Comprehensive loss	$(7,791)	$(5,300)	$(24,108)	$(44,114)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	10,669,429	10,000,000	10,353,456	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

5
Tables of Contents

 BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Period Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,981)	$(40,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	900	-
Changes in operating assets and liabilities:
Accounts payable	2,750	2,026
Accrued interest	5,129	5,467
Net cash used in operating activities	(12,202)	(33,178)

Cash flows from financing activities:
Proceeds from sale of common stock	18,750	-
Advances from related party	4,731	12,512
Repayment of related party advances	(2,019)	-
Proceeds from convertible note payable-related party	-	2,408
Proceeds from convertible note payable	-	17,765
Net cash provided by financing activities	21,462	32,685

Effects of currency translation	(2,337)	(745)

Net increase (decrease) in cash	6,923	(1,238)
Cash – beginning of period	455	1,770
Cash – end of period	$7,378	$532

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

6
Tables of Contents

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Barrel Energy Inc (Barrel) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014 the Company leased a non-producing oil and gas property in the province of Alberta, Canada.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2015 financial statements and related notes included in the Company's form 10-K filed with the SEC on December 29, 2015.

NOTE 2 – GOING CONCERN

The Company's unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has a working capital deficit of $103,466 and an accumulated deficit of $88,475 as of June 30, 2016. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – COMMON STOCK

During the nine months period ended June 30, 2016 the Company sold 750,000 shares of common stock at $0.025 per share with a value of $ 18,750 to 52 individuals for cash.

During the nine months period ended June 30, 2016 the Company issued 36,000 shares of common stock at $0.025 per share with a value of $900 to one entity for service.

7
Tables of Contents

NOTE 4 – CONVERTIBLE NOTE

On July 1, 2014 the Company issued a USD $57,504 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default.

On October 23, 2014, the Company issued a USD $17,216 (CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share.

As of June 30, 2016 the convertible debt outstanding was US $74,720 plus accrued interest of US $12,891 for a total liability of $87,611.

The Company analyzed the conversion option under ASC for "Derivatives and Hedging" and "Convertible Securities with Beneficial Conversion Features" and concluded that none applied

NOTE 5 – RELATED PARTY

During the nine months period ended June 30, 2016 an officer and director of the Company advances the Company $4,731 and was repaid $2,019 from the Company. The funds are payable on demand and bear no interest. As of June 30, 2016 the total amount due to the officer and director is US $18,395.

On December 1, 2014 the Company issued to a related party, who is an officer and director of the Company, a convertible note for US $2,088. The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default.

The Company analyzed the conversion option under ASC for "Derivatives and Hedging" and "Convertible Securities with Beneficial Conversion Features" and concluded that none applied

8
Tables of Contents

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of June 30, 2016, we had an accumulated deficit of $ 88,475. We recorded net losses of $7,037 and $20,981 for the three and nine months ending June 30, 2016 and $5,103 and $40,671 for the same periods in 2015, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $103,466 as of June 30, 2016 compared to a negative of $81,001 as of September 30, 2015. Cash used in operations totaled 12,202 during the nine months ending June 30, 2016 compared cash used in operations of $33,178 during the same period in 2015. Funds provided from financing activities was $21,462 during the nine months ending June 30, 2016 compared to $32,685 during the same period in 2015.

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

Results of Operations

The Company recorded no revenue during the three and nine months periods ended June 30, 2016 and 2015.

9
Tables of Contents

General and administrative expenses for the three and nine months ended June 30, 2016 totaled $5,571 and $16,787, respectively, compared to $3,221 and $34,232 for the same periods in 2015. The decrease for the nine month's periods in 2016 compared to 2015 was due to lower accounting, legal and consulting costs.

The Company incurred a net loss of $7,037 and $20,981 in the three and nine months period ended June 30, 2016, respectively, compared to $5,103 and $40,671 for the same periods in 2015. The lower net loss was due to lower general and administrative cost in the nine months period ended June 30, 2016 compared to the same period in 2015.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES.

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

10
Tables of Contents

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months period ended June 30, 2016 the Company sold 750,000 shares of common stock at $0.025 per share with a value of $18,750 to 52 individuals for cash.

During the nine months period ended June 30, 2016 the Company issued 36,000 shares of common stock at $0.025 per share with a value of $900 to one entity for service.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

11
Tables of Contents

ITEM 6. EXHIBITS.

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

12
Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2016	BARREL ENERGY, INC.

	By:	/s/ Gurm Sangha
Gurm Sangha
President Chief Executive Officer Principal Financial and Accounting Officer

13