Form 10-K
period 2016-09-30
Barrel Energy Inc.
filed 2016-12-29
CIK 1631463

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Barrel Energy, Inc.
(Exact name of Company as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14890 66a Avenue, Surrey, B.C. Canada V3S 0Y6
(Address of principal executive offices)

(604) 375-6005
(Company’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the Company is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 29, 2016 there was no market for the common stock.

As of December 29, 2016, there were 10,804,000 shares of common stock, par value $.001, outstanding.

Documents Incorporated By Reference: None.

 FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Barrel Energy, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

GENERAL INFORMATION

Barrel Energy Inc. was incorporated in the State of Nevada on January 27, 2014. We were formed to engage in the exploration, development and production of oil and natural gas in North America.

Barrel Energy Inc. is an oil and gas company with a focus on assets located in North America. Currently the company holds oil & gas leases in Alberta, Canada and its current strategy is to develop its oil & gas leases beginning with a geological assessment to determine the economic potential of the oil & gas leases. The company currently holds interest in 2,560 acres of oil & gas leases known as the Bison Property. Our near term business strategy is to conduct preliminary exploration activities on the Bison Property as laid out in more detail in the “Description of Property” section with the end goal being to achieve positive results during our exploration activities, our goal is to develop the Bison Property to commercial production and achieve positive cash flow taking into account economic considerations such as the recent downturn in the oil & gas sector.

The Bison property is located in the Province of Alberta, Canada and is comprised of four sections of interest land totaling (2,560 acres) which includes one suspended gas well in the Gilwood member of the Middle Devonian Watt Mountain Formation. The acreage is located in north western Alberta in an area called the Peace River Arch (PRA), which is a deep positive structural feature caused by mountain building to the west. It is one of only a few large-scale tectonic elements in the Western Canada Sedimentary Basin that has significantly disturbed the Phanerozoic cover of the craton. The structure has influenced the location of oil and gas accumulations in strata ranging from the Middle Devonian to the Upper Cretaceous, and has long been a focus of hydrocarbon exploration in the region.

The Peace River Arch has already established facilities for natural gas gathering and compression facilities that can be accessed based on Barrel Energy’s needs. Although the Peach River Arch region boasts well established infrastructure weather conditions do play a role in our ability to access the Bison property. For instance the need to helicopter in equipment and or human resources may arise based on location or weather conditions.

Geology:

The Bison property is located in the Province of Alberta, Canada and is comprised of four sections of interest land (2,560 acres) which includes one suspended gas well in the Gilwood member of the Middle Devonian Watt Mountain Formation. The acreage is located in north western Alberta in an area called the Peace River Arch (PRA), which is a deep positive structural feature caused by mountain building to the west. Sediments shed from the Arch, during deposition were deposited in abundance in braided channels, fluvial stream channels and shallow marine environments, which created numerous hydrocarbon reservoirs in the area. Sediments were thickest adjacent to the emergent Arch with sands in of up to 180 feet in total thickness deposited in the braided channel systems coming off the structural highland. Thicknesses decreased to the east away from the source rock ultimately terminating some 75 miles east from the PRA. The Gilwood member at Bison shows approximately 7 feet of gas pay over water in the Gilwood formation and was perforated between 1,468.5m and 1,470.5m. (4,818-4,825 feet)

Land tenure:

The Bison leases were acquired through a private oil & gas company with an effective date of September 1, 2014. A total of 4 oil & gas leases located in Alberta, Canada were acquired totaling 2,520 acres, as follows:

Agreement	Lands / Rights	Assigned Working Interest (WI)	Encumbrances

P&NG Lease 124394A	T95 R15 W5M WSM: 11 Petroleum and natural gas to base of Gilwood formation	51%	Crown S / S royalty

P&NG Lease 124394A	T95 R15 W5M WSM: 13, 14 Petroleum and natural gas to base of Gilwood formation	51%	Crown S / S royalty 8% nonconvertible gross overriding royalty (GORR) on 51% of reduction (paid by Barrel Energy Inc)

P&NG Lease 0503120270	T95 R15 W5M WSM: 13, 14 Petroleum and natural gas to base of Gilwood formation	85% before payout (BPO) 51% after payout (APO)	Crown S / S royalty 12% convertible gross overriding royalty (GORR) on 85% of production (paid by Barrel Energy Inc)

There is one well on the property, Invasion ELM Bison 10-15-95-15WSM. UWI 102/10-15-095-15W5/00. Currently the well is shut-in.

Disclosure of Oil and Gas Operations:

Reserves:

The Company did not have any reserves at September 30, 2016. Accordingly, you may not reasonably assume that the Company has any reserves on its leases.

Production:

The Company has had not production from inception (January 27, 2014) through September 30, 2016. Following is a table showing production data from inception (January 27, 2014) through September 30, 2016:

Average Sales Price2015		Average Production Cost 2015	Net Production (less royalties)2015
Oil per BOE	Gas per BOE*	Oil and Gas per BOE**	Oil BOE's	Gas BOE's*

0	0	0	0	0

Productive Wells and Acreage as of September 30, 2016:

The Company had no producing wells at end of the fiscal year September 30, 2016.

# of Producing Wells (Gross/Net)		Gross/NetDevelopedAcres-Productive		Gross/ Net Developed Acres
Oil	Gas	Oil	Gas	Oil	Gas

0	0	0 / 0	0 / 0	0	0 / 0

Developed Acreage as at September 30, 2016:

The Company’s holds an interest in -0- total gross developed acres and -0- total net developed acres; “gross acres” means acres in which the Company has a working interest and “net acres” means the Company’s aggregate working interest in the gross acres. There is one none producing well on the property.

Undeveloped Acreage as at September 30, 2016:

As of September 30, 2016, Barrel holds a total of 2,520 total gross undeveloped acres that it acquired in September, 2014. This acreage relates to the Bison leases described above.

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

Marketing:

We currently do not conduct any marketing activities. We do not believe that any marketing activities will be necessary to conduct operations following on any of the properties described above. Lone Pine is currently the operation of the Bison property and will be responsible for the marketing. Should we take on the operatorship of the property then on the responsibilities would be the marketing of the oil & gas products. At this time, we have no plans for becoming an operator.

COMPETITION

Given the highly competitive nature of the oil & gas sector and our company being a new exploration stage company we face competition from numerous competitors within in the industry. We compete with junior and senior oil and gas companies, independent producers and institutional and individual investors who are actively seeking to acquire oil and gas properties throughout North America. Competition for the acquisition of oil and gas interests is strong with many oil and gas leases available in a competitive bidding process in which we may lack the financial and technological information or expertise to compete with all competitors.

Our competitor oil and gas companies with which we compete for financing and for the acquisition of oil and gas properties have greater financial and technical resources than those available to us. These competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. The potential for this competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

In addition, we compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to invest in companies such as ours, and this may limit our ability to raise future capital. In addition, we compete with both junior and senior.

oil and gas companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, helicopters, float planes, oil and gas exploration supplies and drill rigs.

SOURCES AND AVAILABILITY OF PRODUCTS; DEPENDENCE ON ONE OR A FEW MAJOR SUPPLIERS

There are numerous providers of geological and exploration services in Alberta, such as seismic and drilling. We will not be dependent on one or a few suppliers.

PATENTS AND TRADEMARKS

We do not have any proprietary products. We currently have no patents or trademarks for our company name or brand name.

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

ENVIRONMENTAL LAWS

The oil and natural gas industry is subject to provincial and federal environmental regulations. Such legislation provides for restrictions and prohibitions on the release or emission of various substances produced in association with certain oil and natural gas operations. In addition, such legislation requires that well and facility sites are abandoned and reclaimed to the satisfaction of provincial authorities. Compliance with such legislation can require significant expenditures and breach of such requirements may result in the suspension or revocation of necessary licenses and authorizations, civil liability for pollution damage, and the imposition of material fines and penalties.

Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial penalties for any pollution resulting from our operations. We believe that our operations substantially comply with applicable environmental laws. The main governing body, Alberta Energy Regulator (AER) ensures the safe, efficient, orderly, and environmentally responsible development of hydrocarbon resources over their entire life cycle. This includes allocating and conserving water resources, managing public lands, and protecting the environment while providing economic benefits for all Albertans. In 2013 the AER became a new organization and began taking on regulatory functions related to energy development that were previously held by Alberta Environment and Sustainable Resource Development (ESRD). The and the AER is the single regulator of energy development in Alberta—from application and exploration, construction and development, to abandonment, reclamation, and remediation.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees. Gurminder Sangha acts as our Chief Executive Officer and Jurgen Wolf as our Chief Financial Officer. We do not have any employment agreements.

Item 1B: Unresolved Staff Comment.

None

Item 2: Description of Property

Our operations are currently being conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Sangha makes these premises available to us rent-free. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

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

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $0.001 per share. The common stock is not listed on a publicly-traded market. As of December, 29, 2016, there were 55 holders of record of the Common Stock.

During the year ended September 30, 2016 the Company sold 768,000 shares of common stock at $0.025 per share with a value of $ 18,750 to 52 individuals for cash.

During the year ended September 30, 2016 the Company issued 36,000 shares of common stock at $0.025 per share with a value of $900 to one entity for service.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

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

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

Issuer Purchases of Equity Securities

None

Item 6: Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended September 30, 2016 and 2015.

The Company had no revenue for the years ended September 30, 2016 and 2015. Expenses during the years ended September 30, 2016 were $33,339 and $37,274 for 2015. The decrease in expenses in 2016 was due to legal and accounting fees plus filing and consulting fees in 2016 being lower than for the same period in 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had an accumulative deficit of $107,372 and $300 in cash.

Cash used in operating activities was $22,084 for the year ended September 30, 2016 and $37,843 for 2015.

The Company provided by financing activities was $22,290 which included advance from our director was $3,340, sale of common stock of $18,950.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8: Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of September 30, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise and our company does not have an audit committee.

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

-	Lack of Audit Committee, independent directors and financial experts

-	Lack of effective control instituted over financial disclosures and report process

These weaknesses are due to the company’s lack of working capital to hire additional staff. To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

PART III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Mr. Sangha and Mr. Wolf were each selected as our Directors based on their business and financial experience in the natural resources and oil / gas sectors.

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)

Gurminder Sangha	37	President,
14890 66a Ave.		Chief Executive Officer,
Surrey, BC V3S 2W4 Canada		Director

Jurgen Wolf	80	Chief Financial Officer,
1206 - 588 Broughton St		Director
Vancouver, BC V6G 3E3

Our Directors Gurminder Sangha and Jurgen Wolf have each held their offices/positions since the inception of our Company and are expected to hold said offices / positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTOR

Gurminder Sangha, 37, President and CEO AND DIRECTOR:

Mr. Sangha has over 12 years of management and financing expertise in both public and private companies. Mr. Sangha has served as a board member on various TSX-Venture listed companies in a wide range of industries including oil & gas, mining and exploration. While serving as a board member his duties include corporate finance, business development activities, and governance. Mr. Sangha is on the board of Rockbridge Resources which is an active oil and gas company currently producing 100 barrels a day. His previous positions included various lending and securities related positions with Scotiabank. Mr. Sangha holds a Bachelor of Commerce degree.

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

Jurgen Wolf, 80: CFO AND DIRECTOR

Mr. Wolf has been involved in the oil and gas industry for more than 15 years, assisting public companies with investor relations and administration. Mr. Wolf was educated in Germany and immigrated to Canada in 1953. From 1958 to 1982 he operated and owned pre-cast concrete factories in Calgary and Vancouver, and from 1982 to 2002 he operated and owned J.A. Wolf Projects, Ltd., a commercial construction company. Mr. Wolf was President and a director of former US Oil and Gas Resources Inc., which amalgamated to form Petrichor Energy Inc. in 2005. Mr. Wolf is a director of several public companies.

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

Conflict of Interest

The Officer and Directors of the Company will devote time to the Company however; there will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officer and Directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Directors to acquire his shares creates a potential conflict of interest for him, in satisfying his fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

SUMMARY COMPENSATION TABLE

Name	Years	Fees Earned Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total ($)

Gurminder Sangha CEO, director	2016	--	--	--	--	--	--	--
	2015	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--

Jurgen Wolf, CFO Director	2016	--	--	--	--	--	--	--
	2015	--	--	--	--	--	--	--
	2014	--	--	--	--	--	--	--

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

The following table sets forth, as of September 30, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurm Sangha	10,000,000	93%
All Officers and Directors as a group	10,000,000	93%

Item 13: Certain Relationships and Related Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone Bailey LLP.

	2016	2015
Audit fees	$12,000	$11,750
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2016.

PART IV

Item 15: Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2016.

Barrel Energy Inc., Registrant

By:	/s/ Gurminder Sangha
Gurminder Sangha,
President, Principal Executive Officer and Director

By:	/s/ Jurgen Wolf
Jurgen Wolf,
Principal Financial Officer,
Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Gurminder Sangha	Principal Executive Officer	December 29, 2016
Gurminder Sangha

/s/ Jurgen Wolf	Principal Financial Officer	December 29, 2016
Jurgen Wolf

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barrel Energy, Inc.

Surrey, British Columbia, Canada

We have audited the accompanying balance sheets of Barrel Energy, Inc. (the "Company") as of September 30, 2016 and 2015, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrel Energy Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

December 29, 2016

BARREL ENERGY INC

BALANCE SHEETS

	September 30, 2016	September 30, 2015

ASSETS
Current assets:
Cash and cash equivalents	$330	$455
Total current assets	330	455

Oil lease - unproved	45,583	44,738
Total assets	$45,913	$45,193

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expense	$24,656	$7,762
Advances from shareholder	19,023	15,683
Convertible note – related party	2,127	2,088
Convertible notes	74,037	55,923
Total current liabilities	119,843	81,456

Long-term convertible note payable	--	16,742
Total liabilities	119,843	98,198

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 10,804,000 and 10,000,000 issued and outstanding, respectively	9,775	8,989
Additional paid in capital	19,064	--
Accumulated other comprehensive income	4,603	5,500
Accumulated deficit	(107,372)	(67,494)
Total stockholders’ deficit	(73,930)	(53,005)

Total liabilities and stockholders’ deficit	$45,913	$45,193

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended September 30
	2016	2015

Operating expenses:
General and administrative expense	$33,339	$37,274
Loss from operations	(33,339)	(37,274)

Other income (expense)
Interest expense	(7,159)	(7,510)
Currency loss	620	(569)
Total other income (expense)	(6,539)	(8,079)

Net loss	$(39,878)	$(45,353)

Foreign currency translation adjustment	(897)	5,105

Comprehensive loss	(40,775)	(40,248)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	10,463,666	10,000,000

The accompanying notes are an integral part of these financial statements

BARREL ENERGY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Other	Total
	Common Stock		Paid-In	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance - September 30, 2014	10,000,000	$8,989	$-	$(22,141)	395	$(12,757)
Change due to currency translation	-	-	-	-	5,105	5,105
Net loss	-	-	-	(45,353)	-	(45,353)
Balance at September 30, 2015	10,000,000	$8,989	-	(67,494)	5,500	$(53,005)
Common stock issued for cash	768,000	750	18,200	--	--	18,950
Common stock issued for compensation	36,000	36	864	--	--	900
Change due to currency translation	--	--		--	(897)	(897)
Net loss	--	--	--	(39,878)	--	(39,878)
Balance – September 30, 2016	10,804,000	9,775	19,064	(107,372)	4,603	(73,930)

The accompanying notes are an integral part of these financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

	Years ended September 30
	2016	2015

Cash flows from operating activities:
Net loss	$(39,878)	$(45,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	900	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	16,894	7,510
Net cash used in operating activities	(22,084)	(37,843)

Cash flows from financing activities:
Proceeds from sale of common stock	18,950	--
Advances from related party	3,340	15,683
Proceeds from convertible note payable	--	16,742
Proceeds from convertible note payable – related party	--	2,088
Net cash provided by financing activities	22,290	34,513

Effects of currency translation	(331)	2015

Net increase (decrease) in cash	(125)	(1,315)
Cash – beginning of year	455	1,770
Cash – end of year	$330	$455

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

NOTESTOFINANCIALSTATEMENTS

NOTE1 – NATURE OF BUSINESS

Barrel Energy Inc (“Barrel”, the “Company”) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014, the Company leased an unproven oil and gas property in the province of Alberta, Canada.

NOTE 2 – ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Gas Property

The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.

The Company uses the successful efforts method in accounting for it oil and gas properties.

Unproven oil and natural gas properties are reviewed on an annual basis for impairment.

Property and equipment

Property and equipment are carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Foreign currency translation

The Company’s functional currency is in Canadian Dollars (CAD) dollars and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company’s significant estimates include the fair value of common stock issued for services. Actual results could differ from those estimates.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board) Accounting Standards Codification 740, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has total assets of $45,913 and an accumulated deficit of $107,372 as of September 30, 2016, compared to an accumulated deficit of $67,494 as of September 30, 2015. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

The Company did not have taxable income for the years ended September 30, 2016 or 2015.The Company’s deferred tax assets consisted of the following as of September 30, 2016, and 2015:

	2016	2015
Net operating loss carry forward	37,580	23,623
Valuation allowance	(37,580)	(23,623)
Net deferred tax asset	$-	$-

The Company had a net loss of $39,878 for the year ended September 30, 2016 and $45,353 for the year ended September 30, 2015. As of September 30, 2016, the Company’s net operating loss carry forward was $107,372 that will begin to expire in the year 2035. All tax years from inception of the Company are open to review by appropriate taxing authorities.

NOTE 5 – COMMON STOCK

During the year ended September 30, 2016 the Company sold 768,000 shares of common stock at $0.025 per share with a value of $ 18,750 to 52 individuals for cash.

During the year ended September 30, 2016 the Company issued 36,000 shares of common stock at $0.025 per share with a value of $900 to one entity for services.

NOTE 6 – OIL AND GAS LEASE

On September 26, 2014, the Company purchased a producing oil property lease for USD $45,738 (CAD $60,000) in the province of Alberta, Canada. The lease consists of land and rights leases T95 R15 W5M 11,13,14,15 for well Invasion Elm Bison 10-15-95-15W5M. The working interest is 51% of net production. As of September 30, 2016, the property had not recorded any production and its reserves were unproven.

NOTE 7 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $56,978 (CAD $75,000) convertible note for cash. The note bears annual interest rate of 9.5% and matures on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share.

On October 20, 2014, the Company issued a USD $17,059 (CAD $22,454) convertible note for cash. The note bears annual interest rate of 9.5% and matures on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for US$ 2,127 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share.

As of September 30, 2016, the convertible debts outstanding was US $76,164 plus accrued interest of US $15,003 for a total liability of $91,166.

NOTE 8 – RELATED PARTY TRANSACTION

During the year ended September 30, 2016, an officer and director of the Company advances the Company funds so the Company could pay their various obligations. The funds are payable on demand and bear no interest. As of September 30, 2016 and 2015, the total amount due to the officer and director is US$ 19,023 and 15,683, respectively.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for US$ 2,127 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2016. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share.

During the year ended September 30, 2016 the Company paid a related party $3,743 in consulting fees to review potential oil and gas properties for acquisition.

Our operations are currently being conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Sangha makes these premises available to us rent-free. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

