Form 10-Q
period 2016-12-31
Barrel Energy Inc.
filed 2017-02-08
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ________ to ________

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

As of February 8, 2017 the registrant had 10,804,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months period ended December 31, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended December 31, 2016, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	December 31, 2016	September 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$263	$330

Total current assets	263	330

Oil lease - unproved	44,545	45,583
Total assets	$44,808	$45,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$28,343	$24,656
Advances from shareholder	22,023	19,023
Convertible note – related party	2,079	2,127
Convertible notes payable	72,351	74,037
Total current liabilities	124,796	119,843

Total liabilities	124,796	119,843

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 10,804,000 and 10,804,000 issued and outstanding, respectively	9,775	9,775
Additional paid in capital	19,064	19,064
Accumulated other comprehensive income	5,659	4,603
Accumulated deficit	(114,486)	(107,372)
Total stockholders’ deficit	(79,988)	(73,930)

Total liabilities and stockholders’ deficit	$44,808	$45,913

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Operating expenses:
General and administrative expense	$5,362	$8,918
Loss from operations	(5,362)	(8,918)

Other expense
Interest expense	(1,752)	(1,603)
Total other expense	(1,752)	(1,603)

Net loss	(7,114)	(10,521)

Foreign currency translation adjustment	1,056	504

Comprehensive loss	$(6,058)	$(10,017)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	10,804,000	10,019,565

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Period Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,114)	$(10,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,048	6,349
Net cash used in operating activities	(66)	(4,172)

Cash flows from financing activities:
Proceeds from sale of common stock	--	2,750
Advances from related party	--	4,800
Repayment of related party advances	--	(2,019)
Net cash provided by financing activities	--	5,531

Effects of currency translation	(1)	(794)

Net decrease in cash	(67)	(565)
Cash – beginning of period	330	455
Cash – end of period	$263	$1,020

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	-	-

Noncash Investing and Financing Activities:
Expenses paid by related party on behalf of Company	$3,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Barrel Energy Inc (“we”, “our”, the “Company”, “Barrel”) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014, the Company leased a non-producing oil and gas property in the province of Alberta, Canada.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2016 financial statements and related notes included in the Company’s form 10-K filed with the SEC on December 29, 2016.

NOTE 2 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has a working capital deficit of $124,533 and an accumulated deficit of $114,486 as of December 31, 2016, The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $55,681 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default.

On October 23, 2014, the Company issued a USD $14,848 (CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matures on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for US$2,079 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid

As of December 31, 2016, the convertible debt outstanding was US $74,430 plus accrued interest of US $16,394 for a total liability of $90,824.

The Company analyzed the conversion option under ASC for “Derivatives and Hedging” and “Convertible Securities with Beneficial Conversion Features” and concluded that none applied

NOTE 4 – RELATED PARTY

During the quarter ended December 31, 2016, an officer and director of the Company paid $3,000 of operating expenses on behalf of the Company. As of December 31, 2016 and September 30, 2016, the total amount due to the officer and director is US$ 22,023 and 19,023, respectively. The funds are unsecured, payable on demand, and bear no interest.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for US$ 2,079 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

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

Liquidity and Capital Resources

As of December 31, 2016, we had an accumulated deficit of $ 114,486. We recorded net loss of $7,114 for the three months ending December 31, 2016 and $10,521 for the same period in 2015, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $124,533 as of December 31, 2016, compared to a negative of $119,513 as of September 30, 2016, Cash used in operations totaled $66 during the three months ended December 31, 2016 compared cash used in operations of $4,172 during the same period in 2015. Funds provided from financing activities was zero during the three months ended December 31, 2016 compared to $5,531 during the same period in 2015.

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

Results of Operations

The Company recorded no revenue during the three months ended December 31, 2016 and 2015.

General and administrative expenses for the three months ended December 31, 2016 totaled $5,362, compared to $8,918 for the same periods in 2015. The decrease for the three months in 2016 compared to 2015 was due to lower accounting, legal and consulting costs.

The Company incurred a net loss of $7,114 in the three months ended December 31, 2016, compared to $10,521 for the same period in 2015. The lower net loss was due to lower general and administrative cost in the three months ended December 31, 2016 compared to the same period in 2015.

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

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

No.	Description

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: February 8, 2017	By:	/s/ Gurm Sangha
Gurm Sangha
President
Chief Executive Officer
Principal Financial and Accounting Officer

