Form 10-Q
period 2017-06-30
Barrel Energy Inc.
filed 2017-08-14
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ______ to ______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of August 14, 2017 the registrant had 10,804,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months period ended June 30, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months ended June 30, 2017, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	June 30, 2017	September 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$200	$330

Total current assets	200	330

Oil lease - unproved	-	45,583
Total assets	$200	$45,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$25,747	$24,656
Advances from shareholder	53,852	19,023
Convertible note – related party	2,157	2,127
Convertible notes payable	57,773	74,037
Total current liabilities	139,529	119,843

Total liabilities	139,529	119,843

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 10,804,000 issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	10,804	10,804
Additional paid in capital	18,035	18,035
Accumulated other comprehensive income	(832)	4,603
Accumulated deficit	(167,336)	(107,372)
Total stockholders’ deficit	(139,329)	(73,930)

Total liabilities and stockholders’ deficit	$200	$45,913

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative expense	$17,445	$5,571	$34,183	$16,787
Impairment of unproved property	-	-	45,042	-
Loss from operations	(17,445)	(5,571)	(79,225)	(16,787)

Other income (expense)
Currency gain	-	190	-	620
Gain on debt forgiveness	24,625	-	24,625	-
Interest (expense)	(1,834)	(1,656)	(5,364)	(4,814)
Total other income (expense)	22,791	(1,466)	19,261	(4,194)

Net income (loss)	5,346	(7,037)	(59,964)	(20,981)

Foreign currency translation adjustment	(7,886)	(754)	(5,435)	(3,127)

Comprehensive income (loss)	$(2,540)	$(7,791)	$(65,399)	$(24,108)

Net income (loss) per common share, Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, Basic and Diluted	10,804,000	10,669,429	10,804,000	10,353,456

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(59,964)	$(20,981)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Stock issued for services	-	900
Gain on debt forgiveness	(24,625)	-
Impairment of unproved property	45,042	-
Changes in operating assets and liabilities:
Accounts payable	39,488	2,750
Accrued interest	5,364	5,129
Net cash provided by (used in) operating activities	5,305	(12,202)

Cash flows from financing activities:
Proceeds from sale of common stock	-	18,750
Advances from related party	-	4,731
Repayment of related party advances	-	(2,019)
Net cash provided by financing activities	-	21,462

Effects of currency translation	(5,435)	(2,337)

Net increase (decrease) in cash	(130)	6,923
Cash – beginning of period	330	455
Cash – end of period	$200	$7,378

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	-	-

Noncash Investing and Financing Activities:
Expenses paid by related party on behalf of Company	$34,829	$-

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2016 financial statements and related notes included in the Company’s form 10-K filed with the SEC on December 29, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has a working capital deficit and an accumulated deficit as of June 30, 2017, The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $57,773 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

On October 20, 2014, the Company issued a USD $20,000 (CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. On June 30, 2017, the principal and interest of the note was forgiven by its holders resulting in a gain of $24,625 consisting of principal of $20,000 (CAD $22,454) and interest of $4,625 (CAD $6,039).

On December 31, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $2,157 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

As of June 30, 2017, the convertible debt outstanding was USD $57,773 plus accrued interest of USD $15,955 for a total liability of USD $73,728.

The Company analyzed the conversion option under ASC for “Derivatives and Hedging” and “Convertible Securities with Beneficial Conversion Features” and concluded that none applied.

NOTE 4 – RELATED PARTY

During the nine months ended June 30, 2017, an officer and director of the Company paid USD $34,829 of operating expenses on behalf of the Company. As of June 30, 2017, and September 30, 2016, the total amount due to the officer and director is USD $ 53,852 and USD $19,023, respectively. The funds are unsecured, payable on demand, and bear no interest.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $ 2,157 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

Our operations are currently being conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Sangha makes these premises available to us rent-free. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

NOTE 5 – IMPAIRMENT OF UNPROVED PROPERTY

The Company reviewed the status of its asset which is an unimproved oil property under lease. From this review the Company determined it does not have the adequate resources combined with the present market price of oil to develop it into a producing property. As of June 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $45,042 and $0 for the nine months ended June 30, 2017 and 2016, respectively.

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

Liquidity and Capital Resources

As of June 30, 2017, we had an accumulated deficit of $167,336. We recorded net income of $5,346 and net loss of $59,964 for the three and nine months ended June 30, 2017 and net loss of $7,037 and $20,981 for the same period in 2016, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a deficit of $139,329 as of June 30, 2017, compared to a deficit of $119,513 as of September 30, 2016. Cash provided by operations totaled $5,305 during the nine months ended June 30, 2017 compared to cash used in operations of $12,202 during the same period in 2016. Funds provided from financing activities was zero during the nine months ended June 30, 2017 compared to $21,462 during the same period in 2016. The effect of foreign currency translation on cash flows was $5,435 for the nine months ended June 30, 2017 compared to a negative $2,337 in the same period in 2016.

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

Results of Operations

The Company recorded no revenue during the three and nine months ended June 30, 2017 and 2016.

General and administrative expenses for the three and nine months ended June 30, 2017 totaled $17,445 and $34,183, compared to $5,571 and $16,787 for the same periods in 2016, respectively. The Company incurred an impairment of unproven property for the nine months ended June 30, 2017 of $45,042 compared to zero for the same period in 2016. The increase loss from operations for the nine months in 2017 compared to 2016 was due to the impairment of the unproven property along with higher accounting, legal and consulting costs.

The Company incurred a net income of $5,346 and net loss of $59,964 in the three and nine months ended June 30, 2017, compared to net loss of $7,037 and $20,981 for the same period in 2016, respectively. The higher net loss was due to higher general and administrative cost in the three and nine months ended June 30, 2017 and impairment of unproved property in the nine months ended June 30, 2017 compared to the same periods in 2016.

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

BARREL ENERGY, INC.

Date: August 14, 2017	By:	/s/ Gurm Sangha
Gurm Sangha
President
Chief Executive Officer
Principal Financial and Accounting Officer

