Form 10-K
period 2017-09-30
Barrel Energy Inc.
filed 2017-12-29
CIK 1631463

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Barrel Energy, Inc.
(Exact name of Company as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14890 66a Avenue, Surrey, B.C. Canada V3S 0Y6
(Address of principal executive offices)

(604) 375-6005
(Company’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

.Securities registered under Section 12(g) of the Exchange Act: Common Stock

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 28, 2017, there were 12,301,332 shares of common stock, par value $.001, outstanding. The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2017 was 804,000 but as the shares were not trading so a value cannot be determined. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

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

2

ITEM 1

BUSINESS

Barrel Energy Inc. was incorporated in the State of Nevada on January 27, 2014. We were formed to engage in the exploration, development and production of oil and natural gas in North America.

Barrel Energy Inc. is an oil and gas company with a focus on assets located in North America. Currently the company holds oil & gas leases in Alberta, Canada and its current strategy is to develop its oil & gas leases beginning with a geological assessment to determine the economic potential of the oil & gas leases. The company currently holds interest in 2,560 acres of oil & gas leases known as the Bison Property. Our near-term business strategy is to conduct preliminary exploration activities on the Bison Property as laid out in more detail in the “Description of Property” section with the end goal being to achieve positive results during our exploration activities, our goal is to develop the Bison Property to commercial production and achieve positive cash flow taking into account economic considerations such as the recent downturn in the oil & gas sector.

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

The Peace River Arch has already established facilities for natural gas gathering and compression facilities that can be accessed based on Barrel Energy’s needs. Although the Peach River Arch region boasts well established infrastructure weather conditions do play a role in our ability to access the Bison property. For instance, the need to helicopter in equipment and or human resources may arise based on location or weather conditions.

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

The Bison leases were acquired through a private oil & gas company with an effective date of September 1, 2014. A total of 4 oil & gas leases located in Alberta, Canada were acquired totaling 2,520 acres, as follows:

Agreement	Land/Rights	Assigned working interest (WI)	Encumbrances
P&NG Lease 124394A	T95R15 W5M WSM 11	51%	Crown S/S royalty
Petroleum and natural gas to
base of Gailwood formation

P&NG Lease 124394A	T95R15 W5M WSM 13, 14	51%	Crown S/S royalty
	Petroleum and natural gas to		8% nonconvertible gross overriding
	base of Gailwood formation		royalty (GORR) on 51% of
production (paid by Barrel Energy Inc. )

P&NG Lease 0503120270	T95R15 W5M WSM 15	85% before payout (BPO)	Crown S/S royalty
	Petroleum and natural gas to	51% after payout (APO)	12% convertible gross overriding
	base of Gailwood formation		royalty (GORR) on 85% of
production (paid by Barrel Energy Inc. )

There is one well on the property, Invasion ELM Bison 10-15-95-15WSM. UWI 102/10-15-095-15W5/00. Currently the well is shut-in.

Disclosure of Oil and Gas Operations:

The Company reviewed the status of its asset which is an unimproved oil property under lease. From this review the Company determined it does not have the adequate resources combined with the present market price of oil to develop it into a producing property. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $45,042 and $0 for the years ended September 30, 2017 and 2016, respectively.

Reserves:

The Company did not have any reserves at September 30, 2017. Accordingly, you may not reasonably assume that the Company has any reserves on its leases.

Production:

The Company has not had production from inception (January 27, 2014) through September 30, 2017. Following is a table showing production data from inception (January 27, 2014) through September 30, 2017:

Average Sales Price 2016		Average Production Cost 2016	Net Production (less royalties) 2016
Oil per BOE	Gas per BOE*	Oil and Gas per BOE**	Oil BOE’s	Gas BOE’s*

0	0	0	0	0

Productive Wells and Acreage as of September 30, 2017:

The Company had no producing wells at end of the fiscal year September 30, 2017.

# of Producing Wells (Gross/Net)		Gross/ Net Developed Acres-Productive		Gross/ Net Developed Acres
Oil	Gas	Oil	Gas	Oil	Gas

0	0	0 / 0	0 / 0	0	0 / 0

Developed Acreage as at September 30, 2017:

The Company’s holds an interest in -0- total gross developed acres and -0- total net developed acres; “gross acres” means acres in which the Company has a working interest and “net acres” means the Company’s aggregate working interest in the gross acres. There is one none producing well on the property.

Undeveloped Acreage as at September 30, 2017:

As of September 30, 2017, Barrel holds a total of 2,560 total gross undeveloped acres that it acquired in September, 2014. This acreage relates to the Bison leases described above.

Drilling Activity:

The Company acquired these properties in September, 2014. The Company has not yet done any drilling on the leases.

Present Activities:

There are no present wells being drilled. As of the date of this report, Barrel management is not planning its initial exploration activities at the property.

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

SOURCES AND AVAILABILITY OF PRODUCTS; DEPENDENCE ON ONE OR A FEW MAJOR SUPPLIERS

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

Item 1A: Risk Factors

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

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol “BRLL”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board and commenced trading on July 6, 2017.

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2017	0.30	0.098
June 30, 2017	0.02	0.02
March 31, 2017	NA	NA
December 31, 2016	NA	NA
September 30, 2016	NA	NA
June 30, 2016	NA	NA
March 31, 2016	NA	NA
December 31, 2015	NA	NA

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of September 30, 2017, there were 55 holders of record of the Common Stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Our Certificate of Incorporation authorizes the issuance of up to 70,000,000 shares of common stock, par value $0.001 per share. The common stock is listed on the OTC Pink Sheet market with a bid price of $0.02 and initial trade commenced on July 6, 2017.

On January 27, 2016, the Company issued 36,000 shares of common stock with a value of $900 for service. The shares were never physically issued. On June 10, 2017 the Company cancelled the issuance and paid $900 in cash to the vendor.

During the year ended September 30, 2016 the Company sold 768,000 shares of common stock at $0.025 per share with a value of $18,750 to 52 individuals for cash.

On September 25, 2017 the Company sold 833,332 shares of common stock with a value of $250,000 for cash.

On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of convertible debt.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2017 and September 30, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance United States Generally Accepted Accounting Principles.

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended September 30, 2017 and 2016.

The Company had no revenue for the years ended September 30, 2017 and 2016. Expenses during the years ended September 30, 2017 were $88,331 and $33,339 for 2016. The increase in expenses in 2017 was due to the impairment of oil and gas assets of $45,042 along with legal, accounting, filing and consulting fees in 2017.

Other income during the year ended September 30, 2017 was $17,226 consisting of interest expense of $7,399 and a gain on debt forgiveness of $24,625 compared to other loss of $6,539 consisting of interest expense of $7,159 and currency gain of $620 in 2016. The Company incurred a net loss of $71,105 in the period ended September 30, 2017 compare to a net loss of $39,878 for the same period in 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had current assets of $250,160 in cash and $147,995 in current liabilities providing working capital of $102,165. As of September 30, 2017, the Company had an accumulative deficit of $178,477.

Cash used in operating activities was $8,730 for the year ended September 30, 2017 and $22,084 for 2016. The increase of account payable and accrued expenses of $60,318, impairment of assets of $45,042 offsetting a larger loss in 2017 of $71,105 and benefit of debt reduction of $24,625 in 2017.

Cash provided by financing activities as of September 30, 2017 was $250,000 from the sale of common stock of $250,000 compared to $22,290, consisting of sale of common stock of $18,950 and advances from related party of $3,340 for the same period in 2016.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T): Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of September 30, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-	Lack of segregation of duties in financial reporting, as our financial reporting and primarily all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise.
-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.
-	Lack of Audit Committee, independent directors and financial experts
-	Lack of effective control instituted over financial disclosures and report process

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

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)
Gurminder Sangha	38	President,
14890 66a Ave.		Chief Executive Officer,
Surrey, BC V3S 2W4 Canada		Director

Jurgen Wolf	81	Chief Financial Officer,
1206 - 588 Broughton St		Director
Vancouver, BC V6G 3E3

Our Directors Gurminder Sangha and Jurgen Wolf have each held their offices/positions since the inception of our Company and are expected to hold said offices / positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

Gurminder Sangha, 38, President and CEO AND DIRECTOR:

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

Jurgen Wolf, 81: CFO AND DIRECTOR

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2017 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

There is no nominating committee.

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

SUMMARY COMPENSATION TABLE

Name	Years	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Gurminder Sangha	2017	--	--	--	--	--	--	--
CEO, Director	2016	--	--	--	--	--	--	--

Jurgen Wolf,	2017	--	--	--	--	--	--	--
CFO, Director	2016	--	--	--	--	--	--	--

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

The following table sets forth, as of September 30, 2017, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurm Sangha	10,000,000	81.3%
All Officers and Directors as a group	10,000,000	81.3%

Item 13: Certain Relationships and Related Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14: Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone Bailey, LLP.

	2017	2016
Audit fees	$13,000	$12,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2017.

PART IV

Item 15- Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

101	Interactive data files pursuant to Rule 405 of Regulation S-T	☒

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2017.

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

/s/ Gurminder Sangha	Principal Executive Officer	December 28, 2017
Gurminder Sangha

/s/ Jurgen Wolf	Principal Financial Officer	December 28, 2017
Jurgen Wolf

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barrel Energy, Inc.

Surrey, British Columbia, Canada

We have audited the accompanying balance sheets of Barrel Energy, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrel Energy, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Barrel Energy, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 28, 2017

BARREL ENERGY INC

BALANCE SHEETS

	September 30, 2017	September 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$250,160	$330

Total current assets	250,160	330

Oil lease - unproved, net	--	45,583
Total assets	$250,160	$45,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$28,241	$24,656
Advances from shareholder	62,994	19,023
Convertible note – related party	2,245	2,127
Convertible notes	54,515	74,037

Total liabilities	147,995	119,843

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 12,301,332 and 10,804,000 issued and outstanding, respectively	12,301	10,804
Additional paid-in capital	272,638	18,035
Accumulated other comprehensive income (loss)	(4,297)	4,603
Accumulated deficit	(178,477)	(107,372)
Total stockholders’ equity (deficit)	102,165	(73,930)

Total liabilities and stockholders’ equity (deficit)	$250,160	$45,913

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2017	2016

Operating expenses:
General and administrative expense	$43,289	$33,339
Impairment of unproved property	45,042	--
Loss from operations	(88,331)	(33,339)

Other income (expense)
Interest expense	(7,399)	(7,159)
Currency gain	--	620
Gain on debt forgiveness	24,625	--
Total other income (expense)	17,226	(6,539)

Net loss	$(71,105)	$(39,878)

Foreign currency translation adjustment	(8,900)	(897)

Comprehensive loss	(80,005)	(40,775)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	10,806,144	10,463,666

The accompanying notes are an integral part of these financial statements

BARREL ENERGY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Other	Total
	Common Stock		Paid-In	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance at September 30, 2015	10,000,000	$10,000	(1,011)	(67,494)	5,500	$(53,005)
Common stock issued for cash	768,000	768	18,182	--	--	18,950
Common stock issued for compensation	36,000	36	864	--	--	900
Change due to currency translation	--	--		--	(897)	(897)

Net loss	--	--	--	(39,878)	--	(39,878)

Balance – September 30, 2016	10,804,000	10,804	18,035	(107,372)	4,603	(73,930)

Common stock issued for cash	833,332	833	249,167	--	--	250,000
Cancellation of common stock for service	(36,000)	(36)	(864)	--	--	(900)
Common stock issued for debt conversion	700,000	700	6,300	--	(1,388)	5,612
Change due to currency translation	--	--	--	--	(7,512)	(7,512)

Net loss	--	--	--	(71,105)	--	(71,105)

Balance at September 30, 2017	12,301,332	12,301	272,638	(178,477)	(4,297)	102,165

The accompanying notes are an integral part of these financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(71,105)	$(39,878)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain on debt forgiveness	(24,625)	--
Stock based compensation	(900)	900
Impairment of assets	45,042	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	60,318	16,894
Net cash provided by (used in) operating activities	8,730	(22,084)

Cash flows from financing activities:
Proceeds from sale of common stock	250,000	18,950
Advances from related party	--	3,340
Net cash provided by financing activities	250,000	22,290

Effects of currency translation	(8,900)	(331)

Net increase (decrease) in cash	249,830	(125)
Cash – beginning of year	330	455
Cash – end of year	$250,160	$330

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Monetary Transactions
Advances due to related party for expenses paid on behalf of the Company	$43,971	$--
Common stock issued for convertible debt	$5,612	$--

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Barrel Energy Inc (“Barrel”, the “Company”) was incorporated on January 27, 2014 under the laws of the State of Nevada. The Company was formed to invest in producing oil and gas properties. On September 26, 2014, the Company leased an unproven oil and gas property in the province of Alberta, Canada.

NOTE 2 – ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Unproven oil and natural gas properties are reviewed on an annual basis for impairment. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $45,042 and $0 for the year ended September 30, 2017 and 2016, respectively.

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

Impairment of Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. See Footnote 6.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations and comprehensive loss.

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share calculations include the dilutive effect of common stock. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Reclassification

Certain comparative figures have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements

Because the Company has been recently reorganized and has not yet transacted any business, the new accounting standards have no significant impact on the financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and consultants in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has total assets of $250,160 in cash and an accumulated deficit of $178,477 as of September 30, 2017, compared to an accumulated deficit of $107,372 as of September 30, 2016. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

The Company did not have taxable income for the years ended September 30, 2017 or 2016. The Company’s deferred tax assets consisted of the following as of September 30, 2017, and 2016:

	2017	2016
Net operating loss carry forward	62,467	37,580
Valuation allowance	(62,467)	(37,580)
Net deferred tax asset	$-	$-

The Company had a net loss of $71,105 for the year ended September 30, 2017 and $39,878 for the year ended September 30, 2016. As of September 30, 2017, the Company’s net operating loss carry forward was $178,477 that will begin to expire in the year 2035. All tax years from inception of the Company are open to review by appropriate taxing authorities.

NOTE 5 – COMMON STOCK

On January 27, 2016 the Company issued 36,000 shares of common stock with a value of $900 for service. The shares were never physically issued. On June 10, 2017, the Company cancelled the issuance and paid $900 in cash to the vendor.

During the year ended September 30, 2016 the Company sold 768,000 shares of common stock at $0.025 per share with a value of $ 18,750 to 52 individuals for cash.

On September 25, 2017 the Company sold 833,332 shares of common stock with a value of $250,000 for cash.

On September 30, 2017 the Company issued 700,000 shares of common stock for the conversion of $5,612 (CDN $7,000) of convertible debt.

NOTE 6 – IMPAIRMENT OF UNPROVED PROPERTY

The Company reviewed the status of its asset which is an unimproved oil property under lease. From this review the Company determined it does not have the adequate resources combined with the present market price of oil to develop it into a producing property. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $45,042 and $0 for the year ended September 30, 2017 and 2016, respectively.

NOTE 7 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note.

On October 20, 2014, the Company issued a USD $20,000 (CAD $22,454) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2016. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. On June 30, 2017, the principal and interest of the note was forgiven by its holders resulting in a gain of $24,625 consisting of principal of $20,000 (CAD $22,454) and interest of $4,625 (CAD $6,038).

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $2,245 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2015. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

As of September 30, 2017, the convertible debts outstanding was US $54,515 plus accrued interest of US $18,477 for a total liability of $72,992.

The Company analyzed the conversion option under ASC for “Derivatives and Hedging” and “Convertible Securities with Beneficial Conversion Features” and concluded that none applied.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2017, an officer and director paid $43,971 in expenses on behalf of the Company. The funds are unsecured, payable on demand and bear no interest. As of September 30, 2017 and 2016, the total amount due to the officer and director is US$62,994 and $19,023, respectively.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $2,245 (CAD $2,800). The note bears an interest rate of 5% per annum and matures on December 31, 2017. The note holder may until the date of maturity convert the principal and accrued interest into common stock of the Company at the rate of $0.025 CAD per share. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid.

Our operations are currently being conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Sangha makes these premises available to us rent-free. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

NOTE 9 –SUBSEQUENT EVENT

On October 10, 2017, the Company repaid a portion of the advances from shareholder of $52,025 (CDN$65,000).

