Form 10-Q
period 2017-12-31
Barrel Energy Inc.
filed 2018-02-13
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _______ to _______

Commission File No.: 333-201740

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1206 - 588 Broughton Street Vancouver, B.C. Canada	V6G 3E3
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2018 the registrant had 12,301,332 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months period ended December 31, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended December 31, 2017, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	December 31, 2017	September 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$165,908	$250,160
Due from related party	685	--

Total current assets	166,593	250,160

Total assets	$166,593	$250,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,732	$28,241
Advances from shareholder	--	62,994
Convertible note – related party	--	2,245
Convertible notes payable	54,053	54,515
Total current liabilities	86,785	147,995

Total liabilities	86,785	147,995

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 12,301,332 issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	12,301	12,301
Additional paid in capital	272,638	272,638
Accumulated other comprehensive loss	(1,942)	(4,297)
Accumulated deficit	(203,189)	(178,477)
Total stockholders’ equity	79,808	102,165

Total liabilities and stockholders’ equity	$166,593	$250,160

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended December 31,
	2017	2016
Operating expenses:
General and administrative expense	$23,395	$5,362
Loss from operations	(23,395)	(5,362)

Other expense
Interest expense	(1,317)	(1,752)
Total other expense	(1,317)	(1,752)

Net loss	(24,712)	(7,114)

Foreign currency translation adjustment	2,355	1,056

Comprehensive loss	$(22,357)	$(6,058)

Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	12,301,332	10,804,000

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,712)	$(7,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expense	17,909	7,048
Due to related party	(685)	--
Net cash used in operating activities	(7,488)	(66)

Cash flows from financing activities:
Repayment of related party advances and note payable	(79,119)	--
Net cash used in financing activities	(79,119)	--

Effects of currency translation	2,355	(1)

Net decrease in cash	(84,252)	(67)
Cash – beginning of period	250,160	330
Cash – end of period	$165,908	$263

SUPPLEMENT DISCLOSURES:
Interest paid	$334	$-
Income taxes paid	-	-

Noncash Investing and Financing Activities:
Expenses paid by related party on behalf of Company	$12,223	$3,000

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2017 financial statements and related notes included in the Company’s form 10-K filed with the SEC on December 29, 2017.

NOTE 2 - GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has working capital of $79,808 and an accumulated deficit of $203,189 as of December 31, 2017. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. As of December 31, 2017, the convertible debt outstanding was USD $54,053 plus accrued interest of USD $19,297 for a total liability of USD $73,309.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $2,226 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

The Company analyzed the conversion option under ASC for “Derivatives and Hedging” and “Convertible Securities with Beneficial Conversion Features” and concluded that none applied.

NOTE 4 – RELATED PARTY

During the three months ended December 31, 2017, an officer and director of the Company paid USD $12,223 of operating expenses on behalf of the Company while the Company repaid the related party $76,559. As of December 31, 2017, the related party was overpaid by the Company in the amount of $685 which is classified in the balance sheet as due from related party. The advances bear no interest and are payable on demand.

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $ 2,226 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

Our operations are currently being conducted out of the premises at 1206 - 588 Broughton Street, Vancouver, B.C. V6G 3E3 Canada. Mr. Sangha makes these premises available to us rent-free. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

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

Liquidity and Capital Resources

At December 31, 2017, we had an accumulated deficit of $203,189. We recorded a net loss of $24,712 for the three months ended December 31, 2017 and net loss of $7,114 for the same period in 2016, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was $79,808 as of December 31, 2017, compared to $102,165 as of September 30, 2017.

Cash used in operations totaled $7,488 during the three months ended December 31, 2017 compared to cash used in operations of $66 during the same period in 2016.

Funds used in financing activities was $79,119 resulting from repayment of advances and note payable of a related party during the three months ended December 31, 2017 compared to zero during the same period in 2016.

The effect of foreign currency translation on cash flows was $2,355 for the three months ended December 31, 2017 compared to a negative $1 in the same period in 2016.

Management expects to continue to issue common stock to pay for the future development and needs. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

Results of Operations

The Company recorded no revenue during the three months ended December 31, 2017 and 2016.

General and administrative expenses for the three months ended December 31, 2017 totaled $23,395, compared to $5,362 for the same periods in 2016. The increase loss from operations for the three months in 2017 compared to 2016 was due to the higher accounting, legal and consulting costs.

The Company incurred a net loss of $24,712 in the three months ended December 31, 2017, compared to net loss of $7,114 for the same period in 2016. The higher net loss was due to higher general and administrative cost in the three months ended December 31, 2017 compared to the same periods in 2016.

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

BARREL ENERGY, INC.

Date: February 13, 2018	By:	/s/ Gurm Sangha
Gurm Sangha
President
Chief Executive Officer
Principal Financial and Accounting Officer

