Form 10-Q
period 2018-06-30
Barrel Energy Inc.
filed 2018-08-08
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018 the registrant had 12,301,332 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three and nine months period ended June 30, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

(Unaudited)

	June 30, 2018	September 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$8,090	$250,160

Total current assets	8,090	250,160

Total assets	$8,090	$250,160

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	24,393	$28,241
Advances from shareholder	29,470	62,994
Convertible note – related party	-	2,245
Convertible notes payable	51,517	54,515
Total current liabilities	105,380	147,995

Total liabilities	105,380	147,995

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 12,301,332 issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	12,301	12,301
Additional paid in capital	272,638	272,638
Accumulated other comprehensive loss	(7,867)	(4,297)
Accumulated deficit	(374,362)	(178,477)
Total stockholders’ equity (deficit)	(97,290)	102,165

Total liabilities and stockholders’ equity (deficit)	$8,090	$250,160

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Impairment of unproven property	$--	$--	$--	$45,042
General and administrative expense	7,319	17,445	192,025	34,183
Loss from operations	(7,319)	(17,445)	(192,025)	(79,225)

Other expense
Gain on debt forgiveness	--	24,625	--	24,625
Interest expense	(1,256)	(1,834)	(3,860)	(5,364)
Total other expense	(1,256)	22,791	(3,860)	19,261

Net income (loss)	(8,575)	5,346	(195,885)	(59,964)

Foreign currency translation adjustment	6,188	(7,886)	(3,570)	(5,435)

Comprehensive loss	$(2,387)	$(2,540)	$(199,455)	$(65,399)

Net income (loss) per common share, Basic and Diluted	$(0.00)	$0.00	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	12,301,332	10,804,000	12,301,322	10,804,000

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(195,855)	$(59,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	--	(24,625)
Impairment of unproven property	--	45,042
Changes in operating assets and liabilities:
Accounts payable and accrued expense	53,111	44,852
Net cash provided by (used in) operating activities	(142,744)	5,305

Cash flows from financing activities:
Repayment of related party advances and convertible note payable	(92,739)	--
Net cash used in financing activities	(92,739)	--

Effects of currency translation	(6,587)	(5,435)

Net decrease in cash	(242,070)	(130)
Cash – beginning of period	250,160	330
Cash – end of period	$8,090	$200

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$-
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Advances due to related party for expenses paid on behalf of the Company	$51,898	$34,829

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2017 financial statements and related notes included in the Company’s form 10-K filed with the SEC on December 29, 2017.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive.

NOTE 2 - GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit as of June 30, 2018. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. As of June 30, 2018, the convertible debt outstanding was USD $51,517 plus accrued interest of USD $20,893 for a total liability of USD $72,410.

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

NOTE 4 – RELATED PARTY

During the nine months ended June 30, 2018, an officer and director of the Company paid USD $51,989 of operating expenses on behalf of the Company while the Company repaid the related party $90,513. The total amount due as of June 30, 2018 is $29,470 The advances are unsecured, bear no interest and are payable on demand.

During the nine months period ended June 30, 2018, the Company paid a related party, who is an officer and director of the Company, USD $100,000 in consulting fees under a consulting agreement with the Company.

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

NOTE 5 – SUBSEQUENT EVENTS

On July 20, 2018 an officer and director of the Company paid on behalf of the Company $3,500 in accounts payable.

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

Liquidity and Capital Resources

At June 30, 2018, we had an accumulated deficit of $374,362. We recorded a net loss of $8,575 and $195,885 for the three and nine months periods ended June 30, 2018 and net income of $5,346 and a net loss of $59,964 for the same periods in 2017, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $97,290 as of June 30, 2018, compared to positive working capital of $102,165 as of September 30, 2017.

Cash used in operations totaled $142,744 during the nine months ended June 30, 2018, compared to cash provided by operations of $5,305 during the same period in 2017.

Funds used in financing activities was $92,739 resulting from repayment of advances and note payable of a related party during the nine months ended June 30, 2018, compared to zero during the same period in 2017.

The effect of foreign currency translation on cash flows was a negative $6,587 for the nine months ended June 30, 2018, compared to a negative $5,435 in the same period in 2017.

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

Results of Operations

The Company recorded no revenue during the three and nine months periods ended June 30, 2018 and 2017.

General and administrative expenses for the three and nine months periods ended June 30, 2018 totaled $7,319 and $192,025 compared to $17,445 and $34,183 for the same periods in 2017. The increase loss from operations for the three and nine months in 2018 compared to 2017 was due to the consulting costs paid to a related party of $100,000.

The Company incurred a net loss of $8,575 and $195,885 in the three and nine months periods ended June 30, 2018, compared to net income of $5,346 and net loss of $59,964 for the same periods in 2017. The higher net loss was due to higher general and administrative cost in the nine months periods ended June 30, 2018 compared to the same periods in 2017.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: August 8, 2018	By:	/s/ Gurm Sangha
Gurm Sangha President Chief Executive Officer

