Form 10-K
period 2018-09-30
Barrel Energy Inc.
filed 2019-02-27
CIK 1631463

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Barrel Energy, Inc.
(Exact name of Company as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8275 S. Eastern Ave - Suite 200 Las Vegas, NV 89123
(Address of principal executive offices)

(702) 595 2247
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

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 27, 2019, there were 37,476,332 shares of common stock, par value $.001, outstanding. The aggregate number of shares of the voting stock held by non-affiliates on April 30, 2018 was 1,468,000 (.25)with a market value of $367,000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates

FORWARD-LOOKING STATEMENTS

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

2

   ITEM I

BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which has engaged historically in the oil and gas sector of the energy industry. The Company recently entered into agreements in the lithium exploration business, with an exploration property located near Safford, Arizona It still maintains its interest in capped oil and gas properties in Alberta Canada.

On October 11, 2018, Barrel Energy Inc. (the “Company”) entered into an Earn-In Agreement (the “Agreement”) with True Grit Resources, a British Columbia corporation (“TGR”), an unrelated third party. In exchange for the payment by the Company of certain consideration, the Company may earn of to 100% participation interest in certain mineral rights leases that TGR has in Arizona. The first payment for $100,000 is due within ten (10) days of the execution of the Agreement and another payment of $300,000 or expenditure to the property is due within 30 days of the first payment. Upon receipt of $400,000, the Company will have a 49% participation interest in the Arizona property mineral lease rights .The Company may require a 70% earn-in interest by expending a cumulative $1,400,000 on the property. In order to secure the 100% participation interest, the Company is required to expend a cumulative amount of payments and property expenditures of $2,400,000.

The mineral rights the Company is acquiring is subject to an option agreement dated October 3, 2017 between True Grit and two individuals with beneficial ownership of the mining Permit issued by the State of Arizona in accordance with ARS 27-234. The Company at the date of this filing is unable to confirm that the either the beneficial owners and or True Grit’s claims are current and active. If the Claims cannot be confirmed the earn in agreement may not be valid and may be void. Prior to any payments per the agreement, the Company is requiring from True Grit a statement from the Bureau of Land Management confirming the claims and permits on the property are current and in effect

On November 5, 2018 the Company received an extension for the initial payments of $400,000 of which the initial $100,000 is required to be paid by February 28, 2019.

On January 19, 2019 the Company terminated the agreement with True Grit Resources.

BISON OIL & GAS LEASES

The Bison property is located in the Province of Alberta, Canada and is comprised of four sections of interest (land totaling 2,560 acres) which includes one suspended gas well in the Gilwood member of the Middle Devonian Watt Mountain Formation. The acreage is located in north western Alberta in an area called the Peace River Arch (PRA), which is a deep positive structural feature caused by mountain building to the west. It is one of only a few large-scale tectonic elements in the Western Canada Sedimentary Basin that has significantly disturbed the Phanerozoic cover of the craton. The structure has influenced the location of oil and gas accumulations in strata ranging from the Middle Devonian to the Upper Cretaceous, and has long been a focus of hydrocarbon exploration in the region. It is known for its prolific oil, NGL and natural gas wells and is one of the most desirable light oil and natural gas liquids drilling areas in North America.

The Peace River Arch has already established facilities for natural gas gathering and compression facilities that can be accessed based on Barrel Energy’s needs. Although the Peach River Arch region boasts well established infrastructure weather conditions do play a role in our ability to access the Bison property. For instance the need to helicopter in equipment and or human resources may arise based on economic or weather conditions.

Geology:

The Bison property is located in the Province of Alberta, Canada and is comprised of four sections of interest land (2,560 acres) which includes one suspended gas well in the Gilwood member of the Middle Devonian Watt Mountain Formation. The acreage is located in north western Alberta in an area called the Peace River Arch (PRA), which is a deep positive structural feature caused by mountain building to the west. Sediments shed from the Arch, during deposition were deposited in abundance in braided channels, fluvial stream channels and shallow marine environments, which created numerous hydrocarbon reservoirs in the area. Sediments were thickest adjacent to the emergent Arch with sands in of up to 180 feet in total thickness deposited in the braided channel systems coming off the structural highland. Thicknesses decreased to the east away from the source rock ultimately terminating some 75 miles east from the PRA. The Gilwood member at Bison shows approximately 7 feet of gas pay over water in the Gilwood formation and was perforated between 1468.5m and 1470.5m.

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
production (paid by Barrel Energy Inc.)

P&NG Lease 0503120270	T95R15 W5M WSM 15	85% before payout (BPO)	Crown S/S royalty
	Petroleum and natural gas to	51% after payout (APO)	12% convertible gross overriding
	base of Gailwood formation		royalty (GORR) on 85% of
production (paid by Barrel Energy Inc.)

There is one well on the property, Invasion ELM Bison 10-15-95-15WSM. UWI 102/10-15-095-15W5/00. Currently the well is shut-in.

Disclosure of Oil and Gas Operations:

Reserves:

The Company did not have any reserves at September 30, 2018.

Production:

The Company has had not production from inception (January 27, 2014) through September 30, 2018. Following is a table showing production data from inception (January 27, 2014) through September 30, 2018:

Average Sales Price		Average Production Cost	Net Production (less royalties)
2018		2018	2018
Oil per BOE	Gas per BOE*	Oil and Gas per BOE**	Oil BOE’s	Gas BOE’s*

0	0	0	0	0

Productive Wells and Acreage as of September 30, 2018:

The Company had no producing wells at end of the fiscal year September 30, 2018.

# of Producing Wells (Gross/Net)		Gross/ Net Developed Acres-Productive		Gross/ Net Developed Acres
Oil	Gas	Oil	Gas	Oil	Gas

0	0	0 / 0	0 / 0	0	0 / 0

Developed Acreage as at September 30, 2018:

The Company’s holds an interest in -0- total gross developed acres and -0- total net developed acres; “gross acres” means acres in which the Company has a working interest and “net acres” means the Company’s aggregate working interest in the gross acres. There is one non producing well on the property.

Undeveloped Acreage as at September 30, 2018:

As at September 30, 2018 Barrel holds a total of 2,520 total gross undeveloped acres that it acquired in September, 2014. This acreage relates to the Bison leases described above.

Drilling Activity:

The Company acquired these properties on September 1, 2014. The Company has not yet done any drilling on the leases and no new work has been done on the properties during the year ended September 31. 2018.

Present Activities:

There are no present wells being drilled. As of the date of this report, Barrel management is planning its initial exploration activities at the property.

Delivery Commitments:

The Company does not have any delivery commitments or any short or long term contractual obligations.

Competition

Barrel has to compete with other companies searching for minerals in in the Western United States and Canada and seeking financing for the development of their specific properties. Often, not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and has just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours.

The Company will continue to explore additional mining and oil and gas properties based on its ability to finance such properties and exploration and the market economies to support such development.

PATENTS AND TRADEMARKS

We do not have any proprietary products. We currently have no patents or trademarks for our company name or brand name

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

Not applicable.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will also be subject to regulation by the Alberta Energy Regulator (AER). We will be required to apply to the AER to obtain drilling permits for wells on our Bison leases. We are subject to the laws of the State of Arizona pertaining to the mining property and drilling operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

The mining and oil and natural gas industries are subject to state, provincial and federal environmental regulations. Such legislation provides for restrictions and prohibitions on the release or emission of various substances produced in association with certain oil and natural gas operations. In addition, such legislation requires that well and facility sites are abandoned and reclaimed to the satisfaction of provincial authorities. Compliance with such legislation can require significant expenditures and breach of such requirements may result in the suspension or revocation of necessary licenses and authorizations, civil liability for pollution damage, and the imposition of material fines and penalties.

Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial penalties for any pollution resulting from our operations. We believe that our operations substantially comply with applicable environmental laws. The main governing body for the oil and gas properties, Alberta Energy Regulator (AER) ensures the safe, efficient, orderly, and environmentally responsible development of hydrocarbon resources over their entire life cycle. The State of Arizona is the governing body related to the mining property and requires certain permitting and mining practices to ensure environmental security of the property.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees. Harpreet Sangha acts as our Chairman Officer and Craig Alford as our President and Chief Financial Officer. We do not have any employment agreements.

Item 1A: Risk Factors

Item 1B: Unresolved Staff Comment.

None

Item 2: Description of Property

Our operations are currently being conducted out of the premises at 8275 S. Eastern Ave- Suite 200 Las Vegas, NV 89123 at no cost to the Company.

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

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2018	0.25	0.12
June 30, 2018	0.25	0.25
March 31, 2018	0.35	0.25
December 31, 2017	0.23	0.15
September 30, 2017	0.30	0.10
June 30, 2017	0.02	0.02
March 31, 2017	NA	NA
December 31, 2016	NA	NA

(1)    Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of September 30, 2018, there were 65 holders of record of the Common Stock.

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

On November 13, 2018 the Company issued 175,000 shares of its common stock at $0.75 per share as a commitment fee to an unrelated party

During the period from September 30, 2018 to December 31, 2018, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. The subscription agreements dated September 30, 2018 for 11,500,000 shares of common stock with a value of $11,500 were treated as stock subscriptions receivable and funds were received in the period ending December 31, 2018. Subscription Agreements were approved by the Company’s Board of Directors. The sales of the 25,000,000 shares of the Company’s common stock occurred on November 5, 2018. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

On November 13, 2018 the Company issued 175,000 shares of its common stock at $0.75 per share as a commitment fee to an unrelated party

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2018 and September 30, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance United States Generally Accepted Accounting Principles.

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended September 30, 2018 and 2017.

The Company had no revenue for the years ended September 30, 2018 and 2017. Expenses during the years ended September 30, 2018 were $170,886 and $88,331 for 2017. The increase in expenses in 2018 was due to payment to officer and director and consulting fees totaling $129,722.

Other expense during the year ended September 30, 2018 was $5,147consisting of interest expense and currency loss compared to other income of $17,226 consisting of interest expense of $7,399 and a gain on debt forgiveness of $24,625 in 2017.The Company incurred a net loss of $176,033 in the period ending September 30, 2018 compare to a net loss of $71,105 for the same period in 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had current assets of $36,791 in cash and prepaid expense. The company has $113,219 in current liabilities for negative working capital of $76,428. As of September 30, 2018, the Company had an accumulative deficit of $354,510.

Cash used in operating activities was $212,818 for the year ended September 30, 2018 and cash provided of $8,730 for 2017. The increase in the loss in 2018 from $71,105 in 2017 to $198,963 in 2018 was the major factor in the increased use of cash.

Cash used in financing activities as of September 30, 2018 was $32,448 which was the repayment of advances from related parties compared to cash provided of $250,000 in 2017 from the proceeds from the sale of common stock.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of September 30, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-	Lack of segregation of duties in financial reporting, as our financial reporting and primarily all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting.

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

-	Lack of Audit Committee, independent directors and financial experts

-	Lack of effective control instituted over financial disclosures and report process

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

Name and Address	Age	Position(s)
Gurminder Sangha(1)	39	Former President, Secretary
14890 66a Ave.		Director
Surrey, BC V3S 2W4 Canada

Jurgen Wolf (2)	82	Former Chief Financial Officer, Director
1206 - 588 Broughton St
Vancouver, BC V6G 3E3

Harpreet Sangha	54	CEO , CFO & Director
8275 S. Eastern Ave/
Suite 200
Las Vegas, NV 89123

Craig Alford	56	Director
8275 S Eastern Ave
Suite 200
Las Vegas, NV 89123

On August 31, 2018, Harpreet Sangha and Craig Alford were appointed to the Board of Directors of Barrel Energy, Inc. (the “Company”). Mr. Sangha was named Chairman of the Board, Chief Executive Officer, Chief Financial Officer There are no family relationships between the officers and directors. Gurm Sangha resigned as President and remained as a Director of the Company as well as the Corporate Secretary

(1)	On October 23, 2018, Gurminder Sangha resigned as President, Corporate Secretary and Director of Barrel Energy, Inc.

(2)	On November 12, 2018 Jurgen Wolf resigned as Chief Financial Officer and Director of the Company.

Gurminder Sangha and Jurgen Wolf held their offices/positions since the inception of the Company until their resignation.

HARPREET SANGHA: CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Sangha has been a founder, CEO and board member of several public companies and brings 32 years of entrepreneurial, operational and capital market experience to the Company. Currently, Mr. Sangha serves as Chairman of the Board of Black Cactus Global, Inc. (OTC: BLGI) and also as its CFO. Mr. Sangha has been an officer and director of Black Cactus since 2014. In 1986, he started his career as Investment Advisor and gained his affinity for raising capital for numerous startups and early stage public companies. Mr. Sangha departed this position in March 2006 to apply his unique ability of bringing capital to early stage projects and founded Douglas Lake Minerals. In the role of CEO, his leadership in Douglas Lake overcame rigorous operational challenges in the African environment and brought the value of the company to $240 million. He has also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer. Mr. Sangha has established many valuable contacts and relationships with institutional clients worldwide.

CRAIG ALFORD: DIRECTOR

Mr. Alford has joined the Company as its President. Mr. Alford has been involved for over 28 years in mineral and oil and gas exploration. Mr. Alford has worked throughout North and South America, several Central Asian Republics, Russia, Australia and Africa. This experience has included independent consulting assignments, and positions within the management of major and junior company exploration companies. Mr. Alford has worked as a consultant for Conoco Philips (COP:NYSE) and Canadian Natural Resources Ltd (CNQ:TSX) within Canada. Mr. Alford holds both a Bachelor of Science (Honors) and a Master of Science in Geology and is a professional geologist registered with the Association of Ontario (APGO).

GURMINDER SANGHA: FORMER PRESIDENT SECRETARY AND DIRECTOR

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

JURGEN WOLF: FORMER CFO AND DIRECTOR

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2018 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

There is no nominating committee.

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

Currently, our officers and directors are serving without set annual compensation. However for the year ended September 30, 2018 Mr. Sangha was paid $100,000 in compensation. The officers and directors are reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our employees.

SUMMARY COMPENSATION TABLE

Name	Years	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Gurminder Sangha Former CEO, Director	2018 2017	100,000 --	-- --	-- --	-- --	-- --	-- --	100,000 --

Jurgen Wolf, Former CFO Director	2018 2017	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Harpreet Sangha CEO and Director	2018 2017	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Craig Alford, CFO and Director	2018 2017	-- --	-- --	-- --	-- --	-- --	-- --	-- --

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

The following table sets forth the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurm Sangha	10,000,000	26.68%
Harpreet Sangha	10,000,000	26.68%
Craig Alford	4,000,000	10.67%

All Officers and Directors as a group	14,000,000	37.35%

Item 13: Certain Relationships and Related Transactions

During the year ended September 30, 2017, an officer and director paid $43,971 in expenses on behalf of the Company. The funds are unsecured, payable on demand and bear no interest. As of September 30, 2017 and 2018, the total amount due to the officer and director is US$62,994 and $32,970, respectively.

On October 10, 2017, the Company repaid a portion of the advances from shareholder $52,025 (CDN$65,000).

During the year ended September 30, 2018, an officer and director of the Company paid USD $37,668 of operating expenses on behalf of the Company while the Company repaid the related party $32,448. The total amount due as of September 30, 2018 is $32,971 The advances are unsecured, bear no interest and are payable on demand.

During the year ended September 30, 2018, the Company paid a related party, who is a former officer and director of the Company, USD $100,000 in consulting fees under a consulting agreement with the Company.

On December 1, 2014, the Company issued to a related party, who is a former officer and director of the Company, a convertible note for USD $2,245 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

During the years ended September 30, 2018 and 2017 the Company’s operations conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Gurm Sangha, the former President , Director made these premises available to the Company rent-free.

Item 14: Principal Accounting Fees and Services

The following table presents for fiscal year 2017 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting MaloneBailey, LLP.

	2018	2017
Audit fees	$18,400	$13,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

The following table presents for the fiscal year 2018 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2018	2017
Audit fees	$--	$--
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2018.

PART IV

Item 15- Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Rule 13a-14(a)/15d-14(a) Certification	☒

31.2	Rule 13a-14(a)/15d-14(a) Certification	☒

32.1	Section 1350 Certification	☒

32.2	Section 1350 Certification	☒

(b) The following documents are filed as part of the report:

1.	Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

Barrel Energy Inc., Registrant

By:	/s/ Craig Alford
Craig Alford
Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Craig Alford	Principal Executive Officer and Director	February 27, 2019
Craig Alford

/s/ Harpreet Sangha	Director	February 27, 2019
Harpreet Sangha

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Barrel Energy, Inc.

Surrey, British Columbia, Canada

We have audited the accompanying balance sheet of Barrel Energy, Inc. (the “Company”) as of September 30, 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrel Energy, Inc. as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

www.malonebailey.com

Houston, Texas

December 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Barrel Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Barrel Energy, Inc. (“the Company”) as of September 30, 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established any source of revenue to cover its operating costs and has significant accumulated and working capital deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019. Spokane, Washington
February 27, 2019

BARREL ENERGY INC

BALANCE SHEETS

	September 30, 2018	September 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$3,458	$250,160
Prepaid	33,333	--

Total current assets	36,791	250,160

Total assets	$36,791	$250,160

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$27,719	$28,241
Advances from shareholder	32,791	62,994
Convertible note – related party	--	2,245
Convertible notes	52,709	54,515

Total liabilities	113,219	147,995

Commitments and Contingencies	--	--

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 12,301,332 and 12,301,332 issued and outstanding, respectively	23,801	12,301
Additional paid-in capital	272,638	272,638
Stock subscription receivable	(11,500)	--
Accumulated other comprehensive loss	(6,857)	(4,297)
Accumulated deficit	(354,510)	(178,477)
Total stockholders’ equity (deficit)	(76,428)	102,165

Total liabilities and stockholders’ equity (deficit)	$36,791	$250,160

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2018	2017

Operating expenses:
Consulting expense	$129,722	$--
General and administrative expense	41,164	43,289
Impairment of unproven property	--	45,042
Loss from operations	(170,886)	(88,331)

Other income (expense)
Interest expense	(5,147)	(7,399)
Gain on debt forgiveness	--	24,625
Total other income (expense)	(5,147)	17,226

Net loss before tax	(176,033)	(71,105)

Income tax	--	--

Net loss	$(176,033)	$(71,105)

Foreign currency translation adjustment	(2,560)	(8,900)

Comprehensive loss	(178,593)	(80,005)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	12,301,332	10,806,144

The accompanying notes are an integral part of these financial statements

BARREL ENERGY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

			Additional		Stock		Other	Total
	Common Stock		Paid-In		Subscription	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital		Receivable	Deficit	Income (Loss)	Equity (Deficit)

Balance – September 30, 2016	10,804,000	$10,804	$18,035	$		$(107,372)	$4,603	$(73,930)

Common stock issued for cash	833,332	833	249,167			--	--	250,000
Cancellation of common stock for service	(36,000)	(36)	(864)			--	--	(900)
Common stock issued for debt conversion	700,000	700	6,300			--	(1,388)	5,612
Change due to currency translation	--	--	--			--	(7,512)	(7,512)

Net loss	--	--	--			(71,105)	--	(71,105)

Balance at September 30, 2017	12,301,332	12,301	272,638			(178,477)	(4,297)	102,165
Stock issued for subscription receivable	11,500,000	11,500	--		(11,500)
Change due to currency translation	--	--	--			--	(2,560)	(2,560)

Net loss	--	--	--			(176,033)	--	(176,033)

Balance at September 30, 2018	23,801,332	$23,801	$272,638		$(11,500)	$(354,510)	$(6,857)	$(76,428)

The accompanying notes are an integral part of these financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(176,033)	$(71,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt forgiveness	--	(24,625)
Stock based compensation	--	(900)
Impairment of assets	--	45,042
Changes in operating assets and liabilities:
Prepaid	(33,333)	--
Accounts payable and accrued expense	(522)	60,318
Net cash provided by (used in) operating activities	(209,888)	8,730

Cash flows from financing activities:
Proceeds from sale of common stock	--	250,000
Repayment of advances and convertible note from related party	(32,448)	--
Net cash provided by(used in ) financing activities	(32,448)	250,000

Effects of currency translation	(4,366)	(8,900)

Net increase (decrease) in cash	(246,702)	249,830
Cash – beginning of year	250,160	330
Cash – end of year	$3,458	$250,160

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Monetary Transactions
Advances due to related party for expenses paid on behalf of the Company	$37,668	$43,971
Common stock issued for convertible debt	$-	$5,612
Common stock subscribed not paid	$11,500	$--

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which has engaged historically in the oil and gas sector of the energy industry. The Company entered into an agreement in the lithium exploration business which was subsequently terminated by the Company. It still maintains its interest in capped oil and gas properties in Alberta Canada.

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

Oil and Gas Property

The Company holds a lease on shut in wells that are unproved oil and natural gas properties and the Company has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.

The Company uses the successful efforts method in accounting for it oil and gas properties.

Unproven oil and natural gas properties are reviewed on an annual basis for impairment. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $45,042 and $0 for the year ended September 30, 2017 and 2018, respectively.

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

Foreign currency translation

The Company’s functional currency and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share calculations include the dilutive effect of common stock which could total 7,536,400 shares if the convertible note and interest were converted to common stock. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

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

Prepaid Expense

Prepaid expenses of $33,333 and zero as September 30, 2018 and 2017, respectively consisted of prepaid consulting to a related party.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, an accumulated deficit of $354,510 and negative working capital of $76,428. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. During 2009, there was a change in control of the Company.

Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income for the years ended September 30, 2018 or 2017. The Company’s deferred tax assets consisted of the following as of September 30, 2018, and 2017:

	2018	2017
Net tax loss carry forward	74,447	62,467
Less: Valuation allowance	(74,447)	(62,467)
Net deferred tax asset	$-	$-

The Company had a net loss of $176,033 for the year ended September 30, 2018 and $71,105 for the year ended September 30, 2017. As of September 30, 2018, the Company’s net tax loss carry forward was $ 75,062 will begin to expire in the year 2036. All tax years from inception of the Company are open to review by appropriate taxing authorities.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended September 30, 2018 and 2017 is as follows:

	2018	2017
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	--%	--%

The Company due to its loses has not filed US Corporate tax returns and is subject to examination back to inception.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the year ended September 30, 2018 at 21% compared to the rate of 35% prior to the change in corporation tax rates.

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

On September 20, 2019 the Company received stock subscription agreement for 11,500,000 shares of common stock with a value of $11,500. As of September 30, 2019 the Company treated these transactions as stock subscriptions receivable.

NOTE 6 – IMPAIRMENT OF UNPROVED PROPERTY

The Company reviewed the status of its asset which is an unimproved oil property under lease. From this review the Company determined it does not have the adequate resources combined with the present market price of oil to develop it into a producing property. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $0 for the year ended September 30, 2018 and $45,042 in 2017, respectively.

NOTE 7 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution elected to allow conversion, for its extension, of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note.

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

On December 1, 2014, the Company issued to a related party, who is a former officer and director of the Company, a convertible note for USD $2,245 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

As of September 30, 2018, the convertible debts outstanding was US $52,709 plus accrued interest of US $22,655 for a total liability of $75,364. As of September 30, 2017, the convertible debts outstanding was US $54,515 plus accrued interest of US $18,477 for a total liability of $72,992.

The Company analyzed the conversion option under ASC for “Derivatives and Hedging” and “Convertible Securities with Beneficial Conversion Features” and concluded that none applied.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2017, an officer and director paid $43,971 in expenses on behalf of the Company. The funds are unsecured, payable on demand and bear no interest. As of September 30, 2017 and 2018, the total amount due to the officer and director is US$62,994 and $32,971, respectively.

During the year ended September 30, 2018, an officer and director of the Company paid USD $37,668 of operating expenses on behalf of the Company while the Company repaid the related party $32,448. The total amount due as of September 30, 2018 is $32,971 The advances are unsecured, bear no interest and are payable on demand.

During the year ended September 30, 2018, the Company paid a related party, who is a former officer and director of the Company, USD $100,000 in consulting fees under a consulting agreement with the Company. The contract was for one year and based on the date of the contract the Company expensed $66,667 for the year ended September 30, 2018 and prepaid of $33,333.

On December 1, 2014, the Company issued to a related party, who is a former officer and director of the Company, a convertible note for USD $2,245 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

During the years ended September 30, 2018 and 2017 the Company’s operations conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Gurm Sangha, the former President , Director made these premises available to the Company rent-free.

NOTE 9 – SUBSEQUENT EVENT

During the period from September 30, 2018 to December 31, 2018, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. The subscription agreements dated September 30, 2018 for 11,500,000 shares of common stock with a value of $11,500 were treated as stock subscriptions receivable and funds were received in the period ending December 31, 2018. Subscription Agreements were approved by the Company’s Board of Directors. The sales of the 25,000,000 shares of the Company’s common stock occurred on November 5, 2018. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

During the period from October 1 to December 31, 2019 the Company entered into consulting agreement with 5 individuals total cost of $35,500 plus 2 related parties for a total costs of $57,000. The agreement were for various lengths of time with all 7 terminating by December 31, 2019.

On October 11, 2018, Barrel Energy Inc. (the “Company”) entered into an Earn-In Agreement (the “Agreement”) with True Grit Resources, a British Columbia corporation (“TGR”), an unrelated third party. In exchange for the payment by the Company of certain consideration, the Company may earn of to 100% participation interest in certain mineral rights leases that TGR has in Arizona. The first payment for $100,000 is due within ten (10) days of the execution of the Agreement and another payment of $300,000 or expenditure to the property is due within 30 days of the first payment. Upon receipt of $400,000, the Company will have a 49% participation interest in the Arizona property mineral lease rights .The Company may require a 70% earn-in interest by expending a cumulative $1,400,000 on the property. In order to secure the 100% participation interest, the Company is required to expend a cumulative amount of payments and property expenditures of $2,400,000.

The mineral rights the Company is acquiring is subject to an option agreement dated October 3, 2017 between True Grit and two individuals with beneficial ownership of the mining Permit issued by the State of Arizona in accordance with ARS 27-234. The Company at the date of this filing is unable to confirm that the either the beneficial owners and or True Grit’s claims are current and active. If the Claims cannot t be confirmed the earn in agreement may not be valid and may be void.

On November 5, 2018 the Company received an extension for the initial payments of $400,000 of which the initial $100,000 is required to be paid by February 28, 2019. The Company required the extension as it not received from True Grit.

On January 17, 2019 the Company terminated the Earn-In agreement with True Grit Resources.

On November 15, 2018 the Company received an advance from one non-related party for $65,000. On December 3, 2018 the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest.

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible an 55% of the market price which is defined as the lowest trading price 25 days prior to conversion.

On November 13, 2018 the Company entered into a $3,000,000 equity purchase agreement with Crown Bridge Partners. Under the terms of the agreement, the Company may put to the investor shares of the Company common stock in minimums of $10,000 to maximums of either $100,000 or 200% of the average trading volume, whichever is less. The agreement may be terminated at any time by the Company or when the total commitment of shares are sold by the Company to the investor. As part of the agreement, the Company issued 175,000 shares of its common stock at $0.75 per share as a commitment fee.

