Form 10-Q
period 2018-12-31
Barrel Energy Inc.
filed 2019-03-19
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ________ to ________

Commission File No.: 333-201740

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Ave Suite 200 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

(702) 595-2247 (Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March 19, 2019 the registrant had 37,478,332 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three months period ended December 31, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

	December 31, 2018	September 30, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$614	$3,458
Prepaid	--	33,333

Total current assets	614	36,791

Total assets	$614	$36,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$24,083	$27,719
Consulting payable- related parties	9,000	--
Advances from shareholder	23,201	32,791
Convertible notes payable- net of discount of $31,167 and zero respectively	54,749	52,709
Notes payable	100,000	--
Derivative liability	212,976	--
Total current liabilities	424,009	113,219

Total liabilities	424,009	113,219
Commitment and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 authorized, 37,478,332 issued and outstanding as of December 31, 2018 and 12,301,332 as of September 30, 2018	37,478	23,801
Additional paid in capital	404,711	272,638
Stock subscription receivable	--	(11,500)
Accumulated other comprehensive loss	(3,437)	(6,857)
Accumulated deficit	(862,147)	(354,510)
Total stockholders’ equity (deficit)	(423,395)	(76,428)

Total liabilities and stockholders’ equity (deficit)	$614	$36,791

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended December 31,
	2018	2017
Operating expenses:
Consulting – related party	103,333	--
Consulting	31,500	--
General and administrative expense	54,736	23,395
Loss from operations	(189,569)	(23,395)

Other expense
Loss on currency	(24)	--
Change in fair value	(158,022)	--
Financing cost	(153,704)	--
Interest expense	(6,318)	(1,317)
Total other expense	(318,068)	(1,317)

Net loss)	(507,637)	(24,712)

Foreign currency translation adjustment	3,421	2,355

Comprehensive loss	$(510,058)	$(22,357)

Net loss per common share, Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	29,828,277	12,301,332

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF SHAREHOLDERS EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stock	Comprehensive Gain	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	(Loss)	Deficit

Balance at September 30, 2017	12,301,332	12,301	272,638	(178,477)	--	(4,298)	102,165
Comprehensive gain (loss)	--	--	--	--	--	2,355	2,355
Net loss	--	--	--	(24,712)	--	--	(24,712)
Balance December 31, 2017	12,301,332	12,301	272,638	(203,189)	--	(1,943)	79,808
					--
Comprehensive gain (loss)	--	--	--	--	--	(12,112)	(12,112)
Net loss	--	--	--	(162,598)	--	--	(162,598)
Balance at March 31, 2018	12,301,332	12,301	272,638	(365,787)	--	(14,055)	(94,902)

Comprehensive gain (loss)	--	--	--	--		6,188	6,188
Net loss	--	--	--	(8,575)	--	--	(8,575)
Balance at June 30, 2018	12,301,332	12,301	272,638	(374,362)		(7,867)	(97,290)

Comprehensive gain (loss)	--	--	--	--		1,010	1,010
Shares purchased not paid	--	11,500	--	--	(11,500)	--	--
Net income (loss)	--	--	--	19,852	--	--	19,852
Balance, September 30, 2018	12,301,332	$23,801	$272,638	$(354,510)	$(11,500)	$(6,857)	$(76,428)

Common stock issued for cash	13,502,000	25,002	998	--	--	--	26,000
Common stock issued for service	175,000	175	131,075	--	--	--	131,250
Shares issued for stock receivable	11,500,000	(11,500)	--	--	11,500	--	--
Comprehensive gain (loss)	--	--	--	---	--	3,421	3,421
Net loss	--	--	--	(507,637)	--	--	(507,637)
Balance December 31, 2018	37,478,332	$37,478	$404,711	$(862,147)	$--	$(3,436)	$(423,395)

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(507,637)	$(24,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value	158,022	--
Amortization of debt discount	4,833
Financing cost	153,704	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	(1,136)	17,909
Prepaid	33,333	--
Due to related party	9,000	(685)
Net cash used in operating activities	(149,881)	(7,488)

Cash flows from financing activities:
Cash received for the sale of common stock	26,000	--
Proceeds from notes payable	100,000	--
Proceeds from convertible notes payable	30,000	--
Repayment of related party advances and convertible note payable	(9,590)	(79,119)
Net cash provided by (used in) financing activities	146,410	(79,119)

Effects of currency translation	627	2,355

Net decrease in cash	(2,844)	(84,252)
Cash – beginning of period	3,458	250,160
Cash – end of period	$614	$165,908

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$334
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Discount recorded on inception of derivatives	$36,000	$--
Expenses paid on behalf of the Company	$--	$12,223

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which has engaged historically in the oil and gas sector of the energy industry. The Company entered into an agreement in the lithium exploration business with True Grit LLC. In January 2019 the Company terminated the agreement. The agreement is subject to validation of the ownership and the leases underlying the agreement . It still maintains its interest in capped oil and gas properties in Alberta Canada.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2018 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of December 31, 2018 the potential shares at convers ion standing was 6,882,000.

NOTE 2 - GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit as of December 31, 2018. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. As of December 31, 2018, the convertible debt outstanding was USD $49,916 plus accrued interest of USD $23,842 for a total liability of USD $73,758.

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

NOTE 4 – RELATED PARTY

On December 1, 2014, the Company issued to a related party, who is an officer and director of the Company, a convertible note for USD $ 2,226 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

During the period from October 1, 2018 through December 31, 2018 the Company paid the officers consulting fees of $57,000 of which Harp Sangha was paid $42,000 and Craig Alford was paid $15,000.   Under the terms of their consulting agreements Mr. Alford is entitled to $21,000 for the period and Mr. Sangha $45,000. As of December 31, 2018 the Company owed the two related parties $9,000 in accrued consulting. In addition the Company paid five individuals consulting fees of $35,500 during the same period. The aggregate due the non-related party consultants per their agreements for the period is $31,500 and one related party $4,000. The terms of the consulting agreements all terminated on or before December 31, 2018 with no future commitments after that date.

During the period ended December 31, 2018 Harpreet Sangha, the Company’s Chairman and Chief Financial Officer, entered into an agreement and purchased 10,000,000 shares of the Company’s common stock for $10,000 and Craig Alford, the Company’s President, who entered into an agreement and purchased 4,000,000 shares of the Company’s common stock for $4,000.

NOTE 5 – EQUITY

During the period from September 30, 2018 to December 31, 2018, the Company entered into separate Subscription Agreements with 17 persons under which 25,002,000 shares of the Company’s common stock were sold for $0.001 per share plus one person was sold 2,000 shares at $0.50 per share plus an option to purchase 2,000 shares at $0.50 per share. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO.  The subscription agreements dated September 30, 2018 for 11,500,000 shares of common stock with a value of $11,500 were treated as stock subscriptions receivable and funds were received in the period ending December 31, 2018. Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

On November 13, 2018 the Company entered into a $3,000,000 equity purchase agreement with Crown Bridge Partners. Under the terms of the agreement, the Company may put to the investor shares of the Company common stock in minimums of $10,000 to maximums of either $100,000 or 200% of the average trading volume, whichever is less. The agreement may be terminated at any time by the Company or when the total commitment of shares are sold by the Company to the investor. As part of the agreement, the Company issued 175,000 shares of its common stock at $0.75 per share as a commitment fee. The value of the transaction of $131,250 was expensed as a financing cost.

NOTE 6 – NOTES PAYABLE

On November 15, 2018 the Company received an advance from one non-related party for $65,000. On December 3, 2018 the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest.

NOTE 7 - DERIVATIVE LIABILITIES

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible an 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2018, using the following key inputs: market price of the Company’s common stock $3.00 per share, volatility of 306% and discount rate of 2.44%. The fair value of the derivative liability was determined to $158,022 with a discount to note of $31,167 discount amortization of $4,833 and note origination fee of $19,954 as of December 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2018 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of September 30, 2018:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$--	$-

As of December 31, 2018:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$212,976	$212,976

The following table summarizes the change in the fair value of the derivative liability during the three months ended December 31, 2018:

Fair value as of September 30, 2018	$--
Additions	--
Debt discount charged to derivative	36,000
Financing cost charged to derivative	18,954
Change in fair value	158,022
Fair value as of December 31, 2018	$212,976

NOTE 8 – SUBSEQUENT EVENTS

On January 17,2019 the Company terminated the Earn-In agreement with True Grit Resources.

The Company has evaluated subsequent events to determine events occurring after December 31, 2018 through March 19, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Liquidity and Capital Resources

At December 31, 2018, we had an accumulated deficit of $862,147. We recorded a net loss of $507,637 for the three months periods ended December 31, 2018 and net loss of $24,712 for the same periods in 2017, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $423,395 as of December 31, 2018, compared to negative working capital of $76,428 as of September 30, 2017.

Cash used in operations totaled $149,881 during the three months ended December 31, 2018, compared to cash used in operations of $7,488 during the same period in 2017.

Funds provided by financing activities was $146,410 from notes of $100,000 stock sold for cash of $26,000 and proceeds from Convertible note of $30,000 offset by repayment to a related a party of $9,590 for the period ended December 31, 2018, compared to cash used in financing activities of $79,119 from repayment to related party during the same period in 2017.

The effect of foreign currency translation on cash flows was a positive $627 for the three months ended December 31, 2018, compared to $2,355 in the same period in 2017.

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

Results of Operations

The Company recorded no revenue during the three months periods ended December 31, 2018 and 2017.

General and administrative expenses for the three months periods ended December 31, 2018 totaled $189,569 compared to $23,395 for the same periods in 2017. The increase loss from operations for the three months in 2018 compared to 2017 was due to the consulting costs paid and accrued to related parties of $99,333.

The Company incurred a net loss of $507,637 in the three months periods ended December 31, 2018, compared to net loss of $24,712 for the same periods in 2017. The higher net loss was due to higher general and administrative cost along with a change in fair value of $158,022 and and financing costs of $153,704 in the three months periods ended December 31, 2018 compared to the same periods in 2017.

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

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from September 30, 2018 to December 31, 2018, the Company entered into separate Subscription Agreements with 17 persons under which 25,002,000 shares of the Company’s common stock were sold for $0.001 to $0.50 per share plus an option to purchase 2,000 shares at $0.50 per share.. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value of $3,250 are relatives of the company Chairman and CFO. The subscription agreements dated September 30, 2018 for 11,500,000 shares of common stock with a value of $11,500 were treated as stock subscriptions receivable and funds were received in the period ending December 31, 2018. Subscription Agreements were approved by the Company’s Board of Directors. The sales of the 25,002,000 shares of the Company’s common stock occurred between October 30, 2018 and December 31, 2018.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officers Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: March 19, 2019	By:	/s/ Craig Alford
Craig Alford
President
Chief Executive Officer

