Form 10-Q
period 2019-03-31
Barrel Energy Inc.
filed 2019-05-20
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 20, 2019 the registrant had 37,918,618 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three and six months period ended March 31, 2019 and 2018 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

	March 31, 2019	September 30, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,807	$3,458
Prepaid	6,800	33,333

Total current assets	10.607	36,791
Total assets	$10,607	$36,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$29,743	$27,719
Consulting payable- related parties	32,461	--
Advances from shareholder	23,201	32,791
Convertible notes payable- net of discount of $22,667 and zero respectively	64,333	52,709
Notes payable	100,000	--
Derivative liability	27,180	--
Total current liabilities	276,919	113,219

Total liabilities	276,918	113,219
Commitment and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 37,918,618 issued and outstanding as of March 31, 2019 and 12,801,332 as of September 30, 2018	37,918	23,801
Additional paid in capital	624,414	272,638
Stock subscription receivable	--	(11,500)
Accumulated other comprehensive loss	(4,777)	(6,857)
Accumulated deficit	(923,866)	(354,510)
Total stockholders’ equity (deficit)	(266,311)	(76,428)

Total liabilities and stockholders’ equity (deficit)	$10,607	$36,791

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31

(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Operating expenses:
Consulting – related parties	$74,193	$100,000	$177,526	$100,000
Consulting	65,697	50,055	97,197	63,055
General and administrative expense	97,405	11,256	152,141	21,651
Loss from operations	(237,295)	(161,311)	(426,864)	(184,706)

Other expense
Loss on currency	--	--	(24)
Change in fair value	185,796	--	27,774	--
Financing cost	--	--	(153,704)	--
Interest expense	(10,220)	(1,287)	(16,538)	(2,604)
Total other expense	177,576	(1,287)	(142,492)	(2,604)

Net loss	(61,719)	(162,598)	(569,356)	(187,310)

Foreign currency translation adjustment	(1,341)	(7,403)	2,080	(9,758)

Comprehensive loss	$(63,060)	$(170,001)	$(567,276)	$(197,068)

Net loss per common share, Basic and Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	37,478,332	12,301,332	14,122,761	12,301,322

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF SHAREHOLDERS EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stock	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Gain(Loss)	Deficit

Balance at September 30, 2017	12,301,332	12,301	272,638	(178,477)	--	(4,298)	102,165
Comprehensive gain (loss)	--	--	--	--	--	2,355	2,355
Net loss	--	--	--	(24,712)	--	--	(24,712)
Balance December 31, 2017	12,301,332	12,301	272,638	(203,189)	--	(1,943)	79,808
					--
Comprehensive gain (loss)	--	--	--	--	--	(12,112)	(12,112)
Net loss	--	--	--	(162,598)	--	--	(162,598)
Balance at March 31, 2018	12,301,332	12,301	272,638	(365,787)	--	(14,055)	(94,902

Comprehensive gain (loss)	--	--	--	--		6,188	6,188
Net loss	--	--	--	(8,575)	--	--	(8,575)
Balance at June 30, 2018	12,301,332	12,301	272,638	(374,362)		(7,867)	(97,290)

Comprehensive gain (loss)	--	--	--	--		1,010	1,010
Shares purchased not paid	--	11,500	--	--	(11,500)	--	--
Net income (loss)	--	--	--	19,852	--	--	19,852
Balance, September 30, 2018	12,301,332	23,801	272,638	(354,510)	(11,500)	(6,857)	(76,428)

Common stock issued for cash	13,502,000	25,002	998	--	--	--	26,000
Common stock issued for service	175,000	175	131,075	--	--	--	131,250
Shares issued for stock receivable	11,500,000	(11,500)	--	--	11,500	--	--
Comprehensive gain (loss)	--	--	--	---	--	3,421	3,421
Net loss	--	--	--	(507,637)	--	--	(507,637)
Balance at December 31, 2018	37,478,332	37,478	404,711	(862,147)	--	(3,436)	(423,395)
Common stock issued for cash	440,286	440	219,703	--	--	--	220,143
Comprehensive gain (loss)	--	--	--	--	--	(1,340)	(1,340)
Net loss	--	--	--	(61,719)	--	--	(61,719)
Balance at March 31, 2019	37,918,618	$37,918	$624,414	$(923,866)	$--	$(4,777)	$(266,311)

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31,

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(569,356)	$(187,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value	(27,774)	--
Amortization of debt discount	13,333	--
Financing cost	153,704	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	4,524	31,536
Prepaid	26,533	--
Due to related party	32,461	--
Net cash used in operating activities	(366,575)	(155,774)

Cash flows from financing activities:
Cash received for the sale of common stock	246,143	--
Proceeds from notes payable	100,000	--
Proceeds from convertible notes payable	30,000	--
Repayment of related party advances and convertible note payable	(9,590)	(74,918)
Net cash provided by (used in) financing activities	366,553	(74,918)

Effects of currency translation	371	(10,240)

Net decrease in cash	349	(240,932)
Cash – beginning of period	3,458	250,160
Cash – end of period	$3,807	$9,228

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$334
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Discount recorded on inception of derivatives	$36,000	$--
Expenses paid on behalf of the Company	$--	$20,165

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2018 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of March 31, 2019 the potential shares at convers ion standing was 7,324,286.

.

NOTE 2 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit of $923,866 as of March 31, 2019. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. As of March 31, 2019, the convertible debt outstanding was USD $50,001 plus accrued interest of USD $24,359 for a total liability of USD $74,360.

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible an 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. An interest amount of $692 has been accrued as of March 31, 2019

NOTE 4 – RELATED PARTY

During the period from October 1, 2018 through March 31, 2019 the Company paid related parties consulting fees of $177,526 of which Harp Sangha was paid $82,000 and Craig Alford was paid $45,000. Under the terms of their consulting agreements Mr. Alford is entitled to $45,000 for the period and Mr. Sangha $90,000. As of March 31, 2019 the Company owed the related parties $32,461 in accrued consulting. The monthly payments, dates of their contracts termination and relation to the Company or family of the officers are set forth below:

Name	Monthly	Terminates	Related Party
Louis Silver	$2,000	1/31/2019	no
Harkrishnan Giroh	$2,500	1/31/2019	no
Jagraj Sangha	$4,000	6/30/2019	Son of Harp Sangha
Remit Bains	$3,000	9/30/2019	Wife of Brother of Harp Sangha
Flora Mushi	$3,000	9/30/2019	no
William Monroe	$5,833	3/31/2019	No
Baljinder Cheema	$5,000	2/28/2019	no
Kulraj Sangha	$3,000	9/30/2019	Yes to Harp Sangha
Craig Alford	$7,000	9/30/2019	Officer
Harp Sangha	$15,000	9/30/2019	Officer

During the period ended March 31, 2019 Harpreet Sangha, the Company’s Chairman and Chief Financial Officer, entered into an agreement and purchased 10,000,000 shares of the Company’s common stock for $10,000 and Craig Alford, the Company’s President, who entered into an agreement and purchased 4,000,000 shares of the Company’s common stock for $4,000.

NOTE 5 – EQUITY

During the period from September 30, 2018 to March 31, 2019, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. In addition, twenty individuals were sold 442,286 units, consisting of one share of common stock at $0.50 per share one warrant to purchase one share of common stock shares at $0.50 per share within three years. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO. The subscription agreements dated September 30, 2018 for 11,500,000 shares of common stock with a value of $11,500 were treated as stock subscriptions receivable and funds were received in the period ending March 31, 2019. Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

NOTE 6 – WARRANTS

During the six months period ended March 31, 2019 the Company issued 442,286 warrants to twenty individuals as part of their purchase of 442,286 shares of common stock. The warrants mature in three years and are convertible into one share of common stock for each warrant at $0.50 per share.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value

Outstanding at September 30, 2018	--	--	--	--
Granted	442,286	0.50	3.00	324,150
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at March 31, 2019	442,286	$0.50	3.00	$324,150

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.51 - $3.00 per share, conversion price of $0.50, volatility of 272.63% and discount rate of 2.40%. Based on the fair value of the common stock of $221,000 and value of the warrants of $535,293 the fair value of the warrants were calculated to be 70.7 % of the total value or $378,872 .

NOTE 7 – NOTES PAYABLE

On November 15, 2018 the Company received an advance from one non-related party for $65,000. On December 3, 2018 the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest.

NOTE 8 – DERIVATIVE LIABILITIES

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible an 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2019, using the following key inputs: market price of the Company’s common stock $0.51 per share, volatility of 272.63% and discount rate of 2.20%. The fair value of the derivative liability was determined to $27,180. as of March 31, 2019.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2018 and March 31, 2019:

	Level 1	Level 2	Level 3	Total
As of September 30, 2018:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$--	$--

As of March 31, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$27,180	$27,180

The following table summarizes the change in the fair value of the derivative liability during the six months ended March 31, 2019:

Fair value as of September 30,2018	$--
Additions	--
Debt discount charged to derivative	36,000
Financing cost charged to derivative	18,954
Change in fair value	(27,774)
Fair value as of March 31, 2019	$27,180

NOTE 9 – SUBSEQUENT EVENTS

On April 11, 2019 the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

On May 14, 2019 the Company signed a land lease in central California for 602 acres at $1,000 per acre to grow hemp for fiber usage. The lease is for 10 years with annual costs of $602,000 with the initial payment of $200,000 due September 30, 2019.

The Company has evaluated subsequent events to determine events occurring after March 31, 2019 through May 19, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

On October 11, 2018, Barrel Energy Inc. (the “Company”) entered into an Earn-In Agreement (the “Agreement”) with True Grit Resources, a British Columbia corporation (“TGR”), an unrelated third party. In exchange for the payment by the Company of certain consideration, the Company may earn of to 100% participation interest in certain mineral rights leases that TGR has in Arizona. The first payment for $100,000 was due within ten (10) days of the execution of the Agreement and another payment of $300,000 or expenditure to the property was due within 30 days of the first payment. Upon receipt of $400,000, the Company will have a 49% participation interest in the Arizona property mineral lease rights .The Company may require a 70% earn-in interest by expending a cumulative $1,400,000 on the property. In order to secure the 100% participation interest, the Company is required to expend a cumulative amount of payments and property expenditures of $2,400,000.

The mineral rights the Company was acquiring is subject to an option agreement dated October 3, 2017 between True Grit and two individuals with beneficial ownership of the mining Permit issued by the State of Arizona in accordance with ARS 27-234. The Company at the date of this filing is unable to confirm that the either the beneficial owners and or True Grit’s claims are current and active. If the Claims cannot be confirmed the earn in agreement may not be valid and may be void. Prior to any payments per the agreement, the Company is requiring from True Grit a statement from the Bureau of Land Management confirming the claims and permits on the property are current and in effect

On November 5, 2018 the Company received an extension for the initial payments of $400,000 of which the initial $100,000 is required to be paid by February 28, 2019.

On January 17, 2019 the Company terminated the Earn-In agreement with True Grit Resources.

On April 11, 2019 the Company amended its articles of incorporation to increase its number of authorized shares of common stock to 450,000,000.

On May 14, 2019 the Company signed a 10 year land lease to grow hemp fiber.

As of the date of this filing no revenues have been recorded for the past two years. Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects. Our success will depend on our ability to obtain funding through equity and/or debt transactions. However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the marketplace. If we are unable to obtain financing, then we will likely delay further development of our unimproved property which is an oil lease in Canada.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

At March 31, 2019, we had an accumulated deficit of $923,866. We recorded a net loss of $61,719 and $569,356 for the three and six months periods ended March 31, 2019 and net loss of $162,598 and $187,310 for the same periods in 2018, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $266,312 as of March 31, 2019, compared to negative working capital of $76,428 as of September 30, 2018.

Cash used in operations totaled $366,575 during the six months ended March 31, 2019, compared to cash used in operations of $155,774 during the same period in 2018.

Funds provided by financing activities was $366,553 from notes of $100,000, common stock sold for cash of $246,143 and proceeds from Convertible note of $30,000 offset by repayment to a related a party of $9,590 for the period ended March 31, 2019, compared to cash used in financing activities of $74,918 from repayment to related party during the same period in 2018.

The effect of foreign currency translation on cash flows was a positive $371 for the six months ended March 31, 2019, compared to a negative $10,240) in the same period in 2018.

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

Results of Operations

The Company recorded no revenue during the three and six months periods ended March 31, 2019 and 2018.

General and administrative expenses for the three and six months periods ended March 31, 2019 totaled $237,295 and $426,864 compared to $161,311 and $184,706 for the same periods in 2018. The increase loss from operations for the three and six months in 2019 compared to 2018 was due to the consulting costs paid and accrued of $274,723 in 2019.

The Company incurred a net loss of $61,719 and $569,356 in the three and six months periods ended March 31, 2019, compared to net loss of $162,598 and $187,310 for the same periods in 2018. The higher net loss was due to higher general and administrative cost along and financing costs of $153,704 in the six months periods ended March 31, 2019 compared to the same periods in 2018.

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

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from September 30, 2018 to March 31, 2019, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. In addition, twenty individuals were sold 442,286 units, consisting of one share of common stock at $0.50 per share one warrant to purchase one share of common stock shares at $0.50 per share within three years. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO. The subscription agreements dated September 30, 2018 for 11,500,000 shares of common stock with a value of $11,500 were treated as stock subscriptions receivable and funds were received in the period ending March 31, 2019. Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

BARREL ENERGY, INC.

Date: May 20, 2019	By:	/s/ Craig Alford
Craig Alford
President
Chief Executive Officer

18