Form 10-Q
period 2019-06-30
Barrel Energy Inc.
filed 2019-08-21
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ________ to _______

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

As of August 20, 2019 the registrant had 41,093,618 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three and nine months period ended June 30, 2019 and 2018 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended June 30, 2019 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

	June 30, 2019	September 30, 2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$12,525	$3,458
Prepaid	--	33,333

Total current assets	12,525	36,791

Total assets	$12,525	$36,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$47,427	$27,719
Consulting payable- related parties	64,361	--
Advances from shareholder	23,201	32,791
Convertible notes payable- net of discount of $218,736 and zero respectively	90,146	52,709
Notes payable	100,000	--
Derivative liability	334,338	--
Total current liabilities	659,473	113,219

Total liabilities	659,473	113,219
Commitment and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 41,093,618 issued and outstanding as of June 30, 2019 and 23,801,332 as of September 30, 2018	41,093	23,801
Additional paid in capital	870,515	272,638
Stock subscription receivable	--	(11,500)
Accumulated other comprehensive loss	(5,126)	(6,857)
Accumulated deficit	(1,553,430)	(354,510)
Total stockholders’ equity (deficit)	(646,948)	(76,428)

Total liabilities and stockholders’ equity (deficit)	$12,525	$36,791

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS JUNE 30,

(Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Operating expenses:
Consulting – related parties	$87,155	$--	$264,681	$--
Consulting	77,627	--	174,824	--
General and administrative expense	154,647	7,319	306,788	192,025
Loss from operations	(319,429)	(7,319)	(746,293)	(192,025)

Other expense
Loss on currency	--	--	(24)	--
Change in fair value	(45,570)	--	(16,796)	--
Financing cost	(117,394)	--	(271,098)	--
Interest expense	(117,233)	(1,256)	(133,771)	(3,860)
Total other expense	(280,197)	(1,256)	(421,689)	(3,860)

Net loss	(599,262)	(8,575)	(1,167,982)	(195,885)

Foreign currency translation adjustment	(349)	6,188	1,731	(3,570)

Comprehensive loss	$(599,611)	$(2,387)	$(1,166,251)	$(199,455)

Net loss per common share, Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	38,371,853	12,301,332	35,320,524	12,301,332

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF SHAREHOLDERS DEFICIT

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Stock	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Gain (Loss)	Deficit
Balance at September 30, 2017	12,301,332	$12,301	$272,638	$(178,477)	--	$(4,298)	$102,165
Comprehensive gain (loss)	--	--	--	--	--	2,355	2,355
Net loss	--	--	--	(24,712)	--	--	(24,712)
Balance at December 31, 2017	12,301,332	12,301	272,638	(203,189)	--	(1,943)	79,808

Comprehensive gain (loss)	--	--	--	--	--	(12,112)	(12,112)
Net loss	--	--	--	(162,598)	--	--	(162,598)
Balance at March 31, 2018	12,301,332	12,301	272,638	(365,787)	--	(14,055)	(94,902)

Comprehensive gain (loss)	--	--	--	--		6,188	6,188
Net income (loss)	--	--	--	(8,575)	--	--	(8,575)
Balance at June 30, 2018	12,301,332	12,301	272,638	(374,362)		(7,867)	(97,289)

Balance, September 30, 2018	12,301,332	23,801	272,638	(354,510)	(11,500)	(6,857)	(76,428)
Common stock issued for cash	13,502,000	25,002	998	--	--	--	26,000
Common stock issued for service	175,000	175	131,075	--	--	--	131,250
Shares issued for stock receivable	11,500,000	(11,500)	--	--	11,500	--	--

Comprehensive gain (loss)	--	--	--	--	--	3,420	3,420
Net loss	--	--	--	(507,637)	--	--	(507,637)
Balance at December 31, 2018	37,478,332	37,478	404,711	(862,147)	--	(3,437)	(423,395)

Common stock issued for cash	440,286	440	219,703	--	--		220,143
Comprehensive gain (loss)	--	--	--	--	--	(1,340)	(1,340)
Net loss	--	--	--	(61,719)	--	--	(61,719)
Balance at March 31, 2019	37,918,618	37,918	624,414	(923,866)	--	(4,777)	(266,311)

Common stock issued for cash	3,035,000	3,035	75,465				78,500
Common stock issued for convertible debt	140,000	140	4,760	--	--	--	4,900
Finance charges of note	--	--	134,938	--	--	--	134,938
Deemed dividend of warrants			30,938	(30,938)			--
Comprehensive gain (loss)	--	--	--	--	--	(349)	(349)
Net loss	--	--	--	(598,626)	--	--	(598,626)
Balance at June 30, 2019	41,093,618	$41,093	$870,515	$(1,553,430)	$--	$(5,126)	$(646,948)

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30,

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(1,167,982)	$(195,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative change in fair value	16,769	--
Amortization of debt discount	134,938	--
Financing cost	253,583	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	11,644	53,111
Prepaid	33,333	--
Due to related party	64,361	--
Net cash used in operating activities	(653,354)	(142,744)

Cash flows from financing activities:
Cash received for the sale of common stock	323,643	--
Proceeds from notes payable	100,000	--
Proceeds from convertible notes payable	255,000	--
Repayment of related party advances and convertible note payable	(9,590)	(92,739)
Net cash provided by (used in) financing activities	669,053	(92,739)

Effects of currency translation	(6,632)	(6,587)

Net increase (decrease) in cash	9,067	(240,070)
Cash – beginning of period	3,458	250,160
Cash – end of period	$12,525	$8,090

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$334
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Discount recorded on inception of derivatives	$36,000	$--
Expenses paid on behalf of the Company	$--	$51,898

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which has engaged historically in the oil and gas sector of the energy industry. In January 2019 the Company terminated the agreement. It still maintains its interest in capped oil and gas properties in Alberta Canada. The Company entered into an agreement in the lithium exploration business but terminated the contract. The Company has leased land in central California to grow hemp for extracting CBD and the use of fiber in clothing and other materials.

On April 11, 2019 the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2018 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of June 30, 2019 the potential shares at conversion standing was 4,795,199.

NOTE 2 - GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit of $1,553,430 as of June 30, 2019. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. As of June 30, 2019, the convertible debt outstanding was USD $52,032 plus accrued interest of USD $26,113 for a total liability of USD $78,145.

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $10,000, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible an 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. An interest amount of $1,142 has been accrued along with a principal balance of $31,850 as of June 30, 2019

On May 15, 2019 the Company issued a $100,000 convertible note plus 500,000 warrants to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. Interest of $1,478 has been accrued as of June 30, 2019. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

On May 16, 2019 the Company issued a $125,000 convertible note and 625,000 warrants to FirstFire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at %0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. Interest of $1,055 has been accrued as of June 30, 2019. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

NOTE 4 – RELATED PARTY

During the period from October 1, 2018 through June 30, 2019 the Company paid related parties consulting fees of $264,681 of which Harp Sangha was paid $174,000 and Craig Alford was paid $66,000. Under the terms of their consulting agreements Mr. Alford is entitled to $67,500 for the period and Mr. Sangha $135,000. As of June 30, 2019 the Company owed the related parties $64,361 in accrued consulting. The monthly payments, dates of their contracts termination and relation to the Company or family of the officers are set forth below:

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

During the period ended June 30, 2019 Harpreet Sangha, the Company’s Chairman and Chief Financial Officer, entered into an agreement and purchased 10,000,000 shares of the Company’s common stock for $10,000 and Craig Alford, the Company’s President, who entered into an agreement and purchased 4,000,000 shares of the Company’s common stock for $4,000.

NOTE 5 – EQUITY

During the period from September 30, 2018 to June 30, 2019, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. In addition, twenty individuals were sold 3,477,286 units, consisting of one share of common stock at $0.50 per share one warrant to purchase one share of common stock shares at $0.50 per share within three years. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO. . Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

NOTE 6 – WARRANTS

During the nine months period ended June 30, 2019 the Company issued 477,286 warrants to twenty individuals as part of their purchase of 477,286 shares of common stock. The warrants mature in three years and are convertible into one share of common stock for each warrant at $0.50 per share.

During the nine months period ended June 30, 2019 the Company issued 1,125,000 warrants to 2 convertible debt entities as part of the note issued. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. The warrants were issued as an inducement of the issuance of the two notes for an aggregate of $225,000.

The outstanding warrants are set out as follow:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at September 30, 2018	--	--	--	--
Granted	1,602,286	0.29	4.32	--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30, 2019	1,602,286	$0.29	4,32	$288,411

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.28 - $3.00 per share, conversion price of $0.20-0.50, volatility of 272.63% and discount rate of 2.40%. Based on the fair value of the common stock of $221,000 and value of the warrants of $535,293 the fair value of the warrants was calculated to be 38 % of the total value or $288,411. The valuation resulted in a deemed dividend from the down round calculation of the 1,125,000 warrants of $30,938

NOTE 7 – NOTES PAYABLE

On November 15, 2018 the Company received an advance from one non-related party for $65,000. On December 3, 2018 the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest. The Company has calculated an imputed interest of $2,500 for the last period.

NOTE 8- DERIVATIVE LIABILITIES

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible an 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of June 30, 2019, using the following key inputs: market price of the Company’s common stock $0.11 per share, volatility of 269,66% and discount rate of 2.37%. The fair value of the derivative liability was determined to $61,178 as of June 30, 2019.

On May 15, 2019 the Company issued a $100,000 convertible note to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 5% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of June 30, 2019, using the following key inputs: market price of the Company’s common stock $0.11 per share, volatility of 269,66% and discount rate of 2.37%. The fair value of the derivative liability was determined to $243,418 as of June 30, 2019.

On May 16, 2019 the Company issued a $125,000 convertible note to FirstFire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The Company used the American Option Binomial Tree Pricing model to estimate the fair value of the derivative liability as of the date of issuance and as of June 30, 2019, using the following key inputs: market price of the Company’s common stock $0.11 per share, volatility of 269.66% and discount rate of 2.37%. The fair value of the derivative liability was determined to $38,742 as of June 30, 2019.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2018 and June 30, 2019:

	Level 1	Level 2	Level 3	Total
As of September 30, 2018:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$--	$--

As of June 30, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$334,338	$334,338

The following table summarizes the change in the fair value of the derivative liability during the nine months ended June 30, 2019:

Fair value as of September 30,2018	$--
Additions	462,119
Debt discount charged to derivative	106,300
Financing cost charged to derivative	70,000
Change in fair value	(16,769)
Fair value as of June 30, 2019	$334,338

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 14, 2019 the Company signed a land lease in central California for 602 acres at $1,000 per acre to grow hemp for fiber usage. The lease is for 10 years with annual costs of $602,000 with the initial payment of $200,000 due September 30, 2019.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2019	$602,000
2020	$602,000
2021	$602,000
2022	$602,000
2023 and years thereafter	3,612,000
Total	$6,020,000

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after June 30, 2019 through August 20, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Liquidity and Capital Resources

At June 30, 2019, we had an accumulated deficit of $1,553,430. We recorded a net loss of $598,262 and $1,167,982 for the three and nine months periods ended June 30, 2019 and net loss of $8,575 and $195,885 for the same periods in 2018, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $646,948 as of June 30, 2019, compared to negative working capital of $76,428 as of September 30, 2018.

Cash used in operations totaled $653,354 during the nine months ended June 30, 2019, compared to cash used in operations of $142,744 during the same period in 2018.

Funds provided by financing activities was $669,053 from notes of $100,000, common stock sold for cash of $323,643 and proceeds from Convertible note of $255,000 offset by repayment to a related a party of $9,590 for the period ended June 30, 2019, compared to cash used in financing activities of $92,739 from repayment to related party during the same period in 2018.

The effect of foreign currency translation on cash flows was a negative $6,632 for the nine months ended June 30, 2019, compared to a negative $6,587 in the same period in 2018.

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

Results of Operations

The Company recorded no revenue during the three and nine months periods ended June 30, 2019 and 2018.

General and administrative expenses for the three and nine months periods ended June 30, 2019 totaled $154,647 and $306,788 compared to $7,319 and $192,025 for the same periods in 2018. The increase loss from operations for the three and nine months in 2019 compared to 2018 was due to the consulting costs paid and accrued of $439,505 along with general expense of $306,788 in 2019.

The Company incurred a net loss of $599,262 and $1,167,982 in the three and nine months periods ended June 30, 2019, compared to net loss of $8,575 and $195,885 for the same periods in 2018. The higher net loss was due to higher general and administrative cost including higher consulting costs along with financing costs of $271,098 and interest of $133,771 in the nine months periods ended June 30, 2019 compared to the same periods in 2018.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the Company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from September 30, 2018 to June 30, 2019, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. In addition, twenty individuals were sold 3,477,286 units, consisting of one share of common stock at $0.50 per share one warrant to purchase one share of common stock shares at $0.50 per share within three years. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO. . Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

BARREL ENERGY, INC.

Date: August 20, 2019	By:	/s/ Craig Alford
Craig Alford
President
Chief Executive Officer

20