Form 10-K
period 2019-09-30
Barrel Energy Inc.
filed 2020-01-30
CIK 1631463

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

As of January 29, 2020, there were 54,986,618 shares of common stock, par value $.001, outstanding. The aggregate number of shares of the voting stock held by non-affiliates on April 30, 2019 was 24,493,618 with a market value of $6,235,045. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates

FORWARD-LOOKING STATEMENTS

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

The mineral rights the Company was acquiring is subject to an option agreement dated October 3, 2017 between True Grit and two individuals with beneficial ownership of the mining Permit issued by the State of Arizona in accordance with ARS 27-234. The Company at the date of this filing is unable to confirm that the either the beneficial owners and or True Grit’s claims are current and active. If the Claims cannot be confirmed the earn in agreement may not be valid and may be void. Prior to any payments per the agreement, the Company is requiring from True Grit a statement from the Bureau of Land Management confirming the claims and permits on the property are current and in effect.

On November 5, 2018 the Company received an extension for the initial payments of $400,000 of which the initial $100,000 is required to be paid by February 28, 2019.

On January 19, 2019 the Company terminated the Earn-In agreement with True Grit Resources.

On April 11, 2019 the Company amended its articles of incorporation to increase its number of authorized shares of common stock to 450,000,000.

On May 14, 2019 the Company signed a 10 year land lease to grow hemp fiber.

On November 26, 2019, the Company entered into a non-binding Letter of Intent with ZB Holdings, Inc. (“ZB”) to acquire the assets of ZB pursuant to a definitive agreement to be formalized. ZB, with headquarters, manufacturing and distribution facilities located in Katy, Texas, is a consumer products company in the business of producing and marketing sporting goods apparel and safety apparel through a proprietary and trademarked design and production technique. Under the proposed transaction, the Company will acquire 100% of the assets of ZB, and ZB will acquire 40% of the fully diluted shares of common stock of the Company. The Company’s board of directors will be expanded to 7 members, with three of the directors to be nominees of ZB. Completion of the transaction is subject to the execution of a definitive agreement which will contain standard representations, warranties and closing conditions. The transaction is also subject to completion of the audit of ZB’s 2018 and 2019 financial statements as well as renegotiation or repayment of the Company’s existing convertible debt. In addition, a financing of $1,000,000 is required, of which $320,000 was to be advanced to ZB in three tranches over the next 70 days. To date no funds have been advanced to the seller. The transaction may be terminated prior to closing by either party if not completed by March 31, 2020. As of January 24, 2020 the letter of intent remains in effect and the Company has not advanced funds to ZB which is contingent on the completion of a definitive agreement.

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

Land tenure:

The Bison leases were acquired through a private oil & gas company with an effective date of September 1, 2014. A total of 4 oil & gas leases located in Alberta, Canada were acquired totaling 2,520 acres, as follows:

Agreement	Land/Rights	Assigned working interest (WI)	Encumbrances

P&NG Lease	T95R15 W5M WSM 11	51%	Crown S/S royalty
124394A	Petroleum and natural gas to
base of Gailwood formation

P&NG Lease	T95R15 W5M WSM 13, 14	51%	Crown S/S royalty
124394A	Petroleum and natural gas to		8% nonconvertible gross overriding
	base of Gailwood formation		royalty (GORR) on 51% of
production (paid by Barrel Energy Inc. )

P&NG Lease	T95R15 W5M WSM 15	85% before payout (BPO)	Crown S/S royalty
0503120270	Petroleum and natural gas to	51% after payout (APO)	12% convertible gross overriding
	base of Gailwood formation		royalty (GORR) on 85% of
production (paid by Barrel Energy Inc. )

There is one well on the property, Invasion ELM Bison 10-15-95-15WSM. UWI 102/10-15-095-15W5/00. Currently the well is shut-in.

Disclosure of Oil and Gas Operations:

Reserves:

The Company did not have any reserves at September 30, 2019.

Production:

The Company has had not production from inception (January 27, 2014) through September 30, 2019. Following is a table showing production data from inception (January 27, 2014) through September 30, 2019:

Average Sales Price		Average Production Cost	Net Production (less royalties)
2018		2018	2018
Oil per BOE	Gas per BOE*	Oil and Gas per BOE**	Oil BOE's	Gas BOE's*

0	0	0	0	0

Productive Wells and Acreage as of September 30, 2019:

The Company had no producing wells at end of the fiscal year September 30, 2019.

# of Producing Wells (Gross/Net)		Gross/ Net Developed Acres-Productive		Gross/ Net Developed Acres
Oil	Gas	Oil	Gas	Oil	Gas

0	0	0 / 0	0 / 0	0	0 / 0

Developed Acreage as at September 30, 2019:

The Company’s holds an interest in -0- total gross developed acres and -0- total net developed acres; “gross acres” means acres in which the Company has a working interest and “net acres” means the Company’s aggregate working interest in the gross acres. There is one nonproducing well on the property.

Undeveloped Acreage as at September 30, 2019:

As at September 30, 2019 Barrel holds a total of 2,520 total gross undeveloped acres that it acquired in September, 2014. This acreage relates to the Bison leases described above.

Drilling Activity:

The Company acquired these properties on September 1, 2014. The Company has not yet done any drilling on the leases and no new work has been done on the properties during the year ended September 31. 2019.

Present Activities:

There are no present wells being drilled. As of the date of this report, Barrel management is planning its initial exploration activities at the property.

Delivery Commitments:

The Company does not have any delivery commitments or any short or long term contractual obligations.

Competition

The Company is engaged in competitive fields with the products it has and those which the Company is seeking to enter. The Company is planning to begin hemp growing in the coming season. However, the market for eth product is highly competitive based on the amount in the marketplace, the quality of the product and the analysis of the product harvested. It is considered a commodity thus subject to fluctuating prices at time of harvest.

PATENTS AND TRADEMARKS

We do not have any proprietary products. We currently have no patents or trademarks for our company name or brand name

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

Not applicable.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will also be subject to regulation by the Alberta Energy Regulator (AER). We will be required to apply to the AER to obtain drilling permits for wells on our Bison leases. We are subject to the guidelines of the area in which we have leased the land to grow hemp and have not been able to commence operations waiting that jurisdiction to publish the guidelines required to commence operations.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have three employees. Harpreet Sangha acts as our Chairman , Craig Alford as our Chief Executive Officer and Lowell Holden as our Chief Financial Officer. We had employment agreement which all expired on September 30, 2019. The Company has not renewed or created new consulting agreements as of today as the officers will bill for their time until new agreements are in place.

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

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2019	0.145	0.06
June 30, 2019	0.51	0.08
March 31, 2019	1.65	0.40
December 31, 2018	3.00	0.12
September 30, 2018	0.25	0.12
June 30, 2018	0.25	0.25
March 31, 2018	0.35	0.25
December 31, 2017	0.35	0.15

____________

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of September 30, 2019, there were 97 holders of record of the Common Stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Our Certificate of Incorporation authorizes the issuance of up to 450,000,000 shares of common stock, par value $0.001 per share. The common stock is listed on the OTC Pink Sheet market with a bid price of $0.02 and initial trade commenced on July 6, 2017.

On November 13, 2018 the Company issued 175,000 shares of its common stock at $0.75 per share as a commitment fee to an unrelated party

During the period from September 30, 2018 to September 30, 2019, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. In addition, twenty individuals were sold 3,477,286 units, consisting of one share of common stock at $0.50 per share one warrant to purchase one share of common stock shares at $0.50 per share within three years. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO. . Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

On September 20, 2018 the Company received stock subscription agreement for 11,500,000 shares of common stock with a value of $11,500. As of September 30, 2019 the Company had issued the share of common stock.

During the year ended September 30, 2019 the Company issued 175,000 shares of common stock for debt inducement with a value of $131,250.

During the year ended September 30, 2019 the Company issued 140,000 shares of common stock for the conversion of debt with a value of $4,900.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2019 and September 30, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance United States Generally Accepted Accounting Principles.

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended September 30, 2019 and 2018.

The Company had no revenue for the years ended September 30, 2019 and 2018.

Expenses during the years ended September 30, 2018 were $1,100,880 and $170,886 for 2018. The increase in expenses in 2019 was due to payment to officer and director and consulting fees totaling $537,176, accrued rent of $225,750 plus marketing and travel expenses of $221,347.

Other expense during the year ended September 30, 2018 was $5,147consisting of interest expense and currency loss compared to other expense of $603,621 consisting of interest expense of $185,814 change in fair value of $117,457, note origination fees of $163,704 and amortization of debt discount of $147,745. The Company incurred a net loss of $176,033 in the period ending September 30, 2018 compare to a net loss of $1,717,376 for the same period in 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had current assets of zero. The company has $1,196,577 in current liabilities for negative working capital of $1,196,577. As of September 30, 2019, the Company had an accumulative deficit of $2,102,824.

Cash used in operating activities was $683,639 for the year ended September 30, 2019 and cash used of $209,888. The increase in the loss from $176,033 in 2018 to $1,717,376 in 2019 was the major factor in the increased use of cash.

Cash used in financing activities as of September 30, 2018 was $32,448 which was the repayment of advances from related parties compared to cash provided of $695,554 in 2019 from the proceeds from the sale of common stock for cash of $323,643 plus proceeds from convertible debt and note payable of $329,000 and advances from related party of $15,911.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of September 30, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is only reviewed quarterly by an outside audit firm

-	Lack of Audit Committee, independent directors and financial experts

-	Lack of effective control instituted over financial disclosures and report process

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

Name and Address	Age	Position(s)

Harpreet Sangha	55	Chairman & Director
8275 S. Eastern Ave/
Suite 200
Las Vegas, NV 89123

Craig Alford	57	CEO & Director
8275 S Eastern Ave
Suite 200
Las Vegas, NV 89123

Lowell Holden	77	CFO & Director
8725 S Eastern Ave
Suite 200
Las Vegas NV 89123

Sony Manra Singh Janda	33	Director
8725 S Eastern Ave
Suite 200
Las Vegas NV 89123

On August 31, 2018, Harpreet Sangha and Craig Alford were appointed to the Board of Directors of Barrel Energy, Inc. (the “Company”). Mr. Sangha was named Chairman of the Board, Chief Executive Officer, Chief Financial Officer There are no family relationships between the officers and directors. Gurm Sangha resigned as President and remained as a Director of the Company as well as the Corporate Secretary.

On June 7, 2019 Sonny Manra Singh Janda was elected as a Director of the Company.

On June 17, 2019 Lowell Holden was appointed Chief Financial Officer and a Director of the Company. Harpreet Sangha resigned as Chief Executive Officer and Chief Financial Officer remaining as Chairman and a Director of the Company and Craig Alford became Chief Executive Officer of the Company.

On October 23, 2018, Gurminder Sangha resigned as President, Corporate Secretary and Director of Barrel Energy, Inc. On November 12, 2018 Jurgen Wolf resigned as Chief Financial Officer and Director of the Company. Gurminder Sangha and Jurgen Wolf held their offices/positions since the inception of the Company until their resignation.

HARPREET SANGHA: CHAIRMAN AND DIRECTOR

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

CRAIG ALFORD: CHIEF EXCUTIVE OFFICER AND DIRECTOR

Mr. Alford has joined the Company as its President and Chief Executive Officer. Mr. Alford has been involved for over 28 years in mineral and oil and gas exploration. Mr. Alford has worked throughout North and South America, several Central Asian Republics, Russia, Australia and Africa. This experience has included independent consulting assignments, and positions within the management of major and junior company exploration companies. Mr. Alford has worked as a consultant for Conoco Philips (COP:NYSE) and Canadian Natural Resources Ltd (CNQ:TSX) within Canada. Mr. Alford holds both a Bachelor of Science (Honors) and a Master of Science in Geology and is a professional geologist registered with the Association of Ontario (APGO).

LOWELL HOLDEN: CHIEF FINANCIAL OFFICER AND DIRECTOR

Lowell Holden has been the Chief Financial Officer and Chief Accounting Officer of the Company since June, 2019. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer and Director of Nascent Biotech, Inc (NBIO,) Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY) and Chief Financial Officer and Director of EMR Technology, Chief Executive Officer and Director of PTS, Inc (PTSH). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

SONNY MANRA SINGH JANDA: DIRECTOR

Sonny Manra Singh Janda, 33, holds a Bachelor of Arts degree, with a major in Economics from Simon Fraser University, Vancouver, B.C. He has a background in real estate, mining and finance. Mr. Janda started his career in 2007 with exposure to capital markets as a junior analyst on various public and private companies. The sectors include mining, exploration and real estate development, acquisition, planning and agriculture-tech sectors. He has been involved with construction of over half a million square feet and implementation of almost 1,000 acres of walnuts and vineyard. The projects have been predominantly located in Northern California and British Columbia. Mr. Janda’ current projects include high-rise residential, large format retail/commercial centres, low-rise apartment complexes, large exploration projects in Africa in precious metals and related project financing.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2019 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

SUMMARY COMPENSATION TABLE

Name	Years	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Gurminder Sangha	2019	--	--	--	--	--	--	--
Former CEO, Director (4)	2018	100,000	--	--	--	--	--	100.000
	2017	--	--	--	--	--	--	--

Lowell Holden,	2019	18,000	--	--	--	--	--	18,000
CFO and Director (3)	2018		--	--	--	--	--	--
	2017	--	--	--	--	--	--	--

Harpreet Sangha	2019	193,000	--	--	--	--	--	193,000
Chairman and Director (1)	2018	--	--	--	--	--	--	--
	2017	--	--	--	--	--	--	--

Craig Alford,	2019	82,000	--	--	--	--	--	82,000
CEO and Director (2)	2018	--	--	--	--	--	--	--
	2017	--	--	--	--	--	--	--

Sonny Manra Singh Janda ,	2019	--	--	--	--	--	--	--
Director	2018	--	--	--	--	--	--	--
	2017	--	--	--	--	--	--	--

________________

(1) Mr. Sangha received $138,075 in cash and accrued $54,925 in compensation for a total of $193,000.

(2) Mr. Alford received $45,000 in cash and accrued $37,000 in compensation for a total of $82,000.

(3) Mr. Holden through Mayday Management accrued $18,000 in compensation for a total of $18,000.

(4) Mr. G. Sangha received cash compensation of $100,000 during his period as a director and officer in 2018.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurm Sangha 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	10,000,000	18.18%
Harpreet Sangha 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	9,000,000	16.37%
Craig Alford 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	4,000,000	7.27%
Sonny Manra Singh Janda 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	3,500,000	6.37%
Lowell Holden 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	-00-	-00-

All Officers and Directors as a group	16,500,000	30.01%

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

During the years ended September 30, 2018 the Company’s operations conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Gurm Sangha, the former President and Director made these premises available to the Company rent-free.

During the year ended September 30, 2019 the Company paid or accrued related parties consulting fees of $537,176 of which Harp Sangha was paid and accrued $193,000, Craig Alford was paid and accrued $82,000 and Lowell Holden through Mayday management accrued $18,000. Under the terms of their consulting agreements Mr. Alford is entitled to $82,000 for the period and Mr. Sangha $180,000 and Lowell Holden (Mayday Management) is entitled to $18,000. As of September 30, 2019 the Company owed the related parties $121,425 in accrued consulting.:

During the period ended September 30, 2019 Harpreet Sangha, the Company’s Chairman and Chief Financial Officer, entered into an agreement and purchased 10,000,000 shares of the Company’s common stock for $10,000 and Craig Alford, the Company’s President, who entered into an agreement and purchased 4,000,000 shares of the Company’s common stock for $4,000.

During the year ended September 30, 2019, the Company signed a land lease agreement for the production of hemp. A director of the Company is related to the owner of the land leased

Item 14: Principal Accounting Fees and Services

The following table presents for the fiscal year 2019 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting Fruci & Associates II, PLLC.

	2019	2018
Audit fees	$23,250	$--
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2019.

PART IV

Item 15- Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

(b) The following documents are filed as part of the report:

1.	Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2020.

Barrel Energy Inc.,
Registrant

By:	/s/ Craig Alford
Craig Alford
Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Harpreet Sangha	Chairman and Director	January 29, 2020
Harpreet Sangha

/s/ Jurgen Wolf	Principal Financial Officer	January 29, 2020
Jurgen Wolf	Principal Accounting Officer

/s/ Craig Alford	Chief Executive Officer and Director	January 29, 2020
Craig Alford

/s/ Lowell Holden	Chief Financial Officer and Director	January 29, 2020
Lowell Holden

/s/ Sonny Manra Singh Janda	Director	January 29, 2020
Sonny Manra Singh Janda

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Barrel Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Barrel Energy, Inc. (“the Company”) as of September 30, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficit and significant negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018. Spokane, Washington
January 29, 2020

F-2

BARREL ENERGY INC

BALANCE SHEETS

	September 30, 2019	September 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$--	$3,458
Prepaid	--	33,333

Total current assets	--	36,791
Total assets	$--	$36,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$182	$--
Accounts payable and accrued expense	315,775	27,719
Advances from shareholder	48,702	32,791
Accrued expense – relate parties	121,425	--
Convertible notes – net of discount	175,494	52,709
Derivative liability	434,999	--
Note payable	100,000

Total liabilities	1,196,577	113,219

Commitments and Contingencies	--	--

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 41,093,618 and 23,801,332 issued and outstanding, respectively	41,093	23,801
Additional paid-in capital	870,515	272,638
Stock subscription receivable	--	(11,500)
Accumulated other comprehensive loss	(5,361)	(6,857)
Accumulated deficit	(2,102,824)	(354,510)
Total Stockholders’ deficit	(1,196,577)	(76,428)

Total liabilities and stockholders’ equity (deficit)	$--	$36,791

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2019	2018

Operating expenses:
Consulting expense	$537,176	$129,722
Professional fees	78,543	--
Marketing & travel	221,347	--
General and administrative expense	253,814	41,164
Loss from operations	(1,100,880)	170,886)

Other income (expense)
Change in currency	(24)	--
Change in fair value of derivative liabilities	(117,457)	--
Note origination fees	(163,704)
Interest expense	(185,814)	(5,147)
Amortization of debt discount to interest	(147,745)	--
Other expense	(1,752)
Total other income (expense)	(616,496)	(5,147)

Net loss before tax	(1,717,376)	(176,033)

Income tax	--	--

Net loss	$(1,717,376)	$(176,033)

Foreign currency translation adjustment	1,496	(2,560)

Comprehensive loss	(1,715,880)	(178,593)

Net loss per common share, basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	36,775,660	12,301,332

The accompanying notes are an integral part of these financial statements

BARREL ENERGY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

						Other	Total
			Additional	Stock		Comprehensive	Stockholders’
	Common Stock		Paid-In	Subscription	Accumulative	Income	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Loss)	(Deficit)

Balance at September 30, 2017	12,301,332	$12,301	$272,638	$ ----	$(178,477)	$(4,297)	$102,165
Stock issued for subscription receivable	11,500,000	11,500	--	(11,500)	--	--	--
Change due to currency translation	--	----	--	--	--	(2,560)	(2,560)

Net loss	--	--	--	--	(176,033)	--	(176,033)

Balance at September 30, 2018	23,801,332	$23,801	$272,638	$(11,500)	$(354,510)	$(6,857)	$(76,428)
Common stock issued for cash	16,977,286	16,977	295,166	11,500	--	--	323,643
Common stock issued for debt inducement	175,000	175	131,075	--	--	--	131,250
Common stock issued for debt conversion	140,000	140	4,760	---	--	--	4,900
Finance charges on notes	--	--	112,488	--	--	--	112,488
Extinguishment of derivative upon debt conversion			23,450				23,450
Deemed dividend of warrants	--	--	30,938	--	(30,938)	--	--
Comprehensive gain (loss)	--	--	--	--	--	1,496	1,496

Net loss	--	--	--	--	(1,717,376)	--	(1,717,376)

Balance at September 30, 2019	41,093,618	$41,093	$870,515	$--	$(2,102,824)	$(5,361)	$(1,196,577)

The accompanying notes are an integral part of these financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,717,376)	$(176,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	148,813	--
Financing costs	325,627	--
Change in fair value of derivative liability	117,457	--
Changes in operating assets and liabilities:
Bank overdraft	182	--
Prepaid	33,333	(33,333)
Accounts payable and accrued expense	286,903	(522)
Accounts payable – related party	121,425	--
Net cash provided by (used in) operating activities	(683,639)	(209,888)

Cash flows from financing activities:
Proceeds from sale of common stock	323,643	--
Proceeds from convertible notes	229,000	--
Notes payable	100,000	--
Advances by related parties	15,911	(32,448)
Net cash provided by(used in ) financing activities	668,554	(32,448)

Effects of currency translation	11,627	(4,366)

Net increase (decrease) in cash	(3,458)	(246,702)
Cash – beginning of year	3,458	250,160
Cash – end of year	$--	$3,458

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Monetary Transactions
Advances due to related party for expenses paid on behalf of the Company	$--	$37,668
Common stock issued for convertible debt	$4,900
Common stock subscribed not paid	$--	$11,500

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which has engaged historically in the oil and gas sector of the energy industry. The Company entered into an agreement in the lithium exploration business which was subsequently terminated by the Company. It still maintains its interest in capped oil and gas properties in Alberta Canada. The Company has explored and is actively working on the production of hemp leasing a growing acreage in central California planning to commence growing this coming late spring. The ability to begin the process is dependent on the issuance of the governing body on the guideline to hemp growing. In addition , the Company has signed a letter of intent to acquire a Texas Company that produces body protection material. The agreement requires a definitive agreement plus the Company funding the acquiring entity.

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

Unproven oil and natural gas properties are reviewed on an annual basis for impairment. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense $0 for the years ended September 30, 2018 and 2019, respectively.

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

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share calculations include the dilutive effect of common stock which could total 25,155,126 shares if the convertible notes and interest plus warrants were converted to common stock. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

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

Prepaid Expense

Prepaid expenses of zero as September 30, 2019 and $33,333 as of the same period in 2018, respectively consisted of prepaid consulting to a related party.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company will adopt the new accounting pronouncement and is recording a lease use asset and lease liability after this fiscal year.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, an accumulated deficit of $2,102,824 and negative working capital of $2,102,824. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company did not have taxable income for the years ended September 30, 2019 or 2018. The Company’s deferred tax assets consisted of the following as of September 30, 2019, and 2018

	2019	2018
Net tax loss carry forward	435,096	74,447
Less: Valuation allowance	(435,096)	(74,447)
Net deferred tax asset	$--	$--

The Company had a net loss of $1,717,376 for the year ended September 30, 2019 and $176,033 for the year ended September 30, 2018. As of September 30, 2019, the Company’s net tax loss carry forward was $435,096. All tax years from inception of the Company are open to review by appropriate taxing authorities.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended September 30, 2019 and 2018 is as follows:

	2019	2018
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	--%	--%

The Company due to its losses has not filed US Corporate tax returns and is subject to examination back to inception.

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the years ended September 30, 2019 and 2018 at 21% compared to the rate of 35% prior to the change in corporation tax rates for previous years.

NOTE 5 – COMMON STOCK

During the period from September 30, 2018 to September 30, 2019, the Company entered into separate Subscription Agreements with 17 persons under which 25,000,000 shares of the Company’s common stock were sold for $0.001 per share. In addition, twenty individuals were sold 3,477,286 units, consisting of one share of common stock at $0.50 per share one warrant to purchase one share of common stock shares at $0.50 per share within three years. This included Harpreet Sangha, the Company’s Chairman, who entered into an agreement to purchase 10,000,000 shares of the Company’s common stock and Craig Alford, the Company’s President, who entered into an agreement to purchase 4,000,000 shares of the Company’s common stock. Three individuals purchasing a total of 3,250,000 shares of common stock with a value $3,250 are relatives of the company Chairman and CFO. . Subscription Agreements were approved by the Company’s Board of Directors. The sales were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 and, with respect to a majority of the purchasers, Regulation S.

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

On September 20, 2018 the Company received stock subscription agreement for 11,500,000 shares of common stock with a value of $11,500. As of September 30, 2019 the Company had issued the share of common stock.

During the year ended September 30, 2019 the Company issued 175,000 shares of common stock for commitment fee for an equity line of credit with a value of $131,250.

During the year ended September 30, 2019 the Company issued 140,000 shares of common stock for the conversion of debt with a value of $4,900.

The Company accounts for shares being issued when the stock subscription agreement is received and payment for the shares is received, not at the date the shares are issued to the shareholder by the Transfer Agent. Accordingly, there may be a difference between the shares accounted for in the Company’s financials verses the number reported by the Transfer Agent.

NOTE 6 – WARRANTS

During the year ended September 30, 2019 the Company issued 477,286 warrants to twenty individuals as part of their purchase of 477,286 shares of common stock. The warrants mature in three years and are convertible into one share of common stock for each warrant at $0.50 per share. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant $0.51 per share, conversion price of $0.50, volatility of 272.63% and discount rate of 2.40%. The fair value was determined to be $221,000. Based on the fair value of the common stock of $221,000 and value of the warrants of $336,000 the fair value of the warrants was calculated to be 40% of the total value or $134,000.

During the year ended September 30, 2019 the Company issued 1,125,000 warrants to 2 convertible debt entities as part of the note issued. The warrants were issued as an inducement of the issuance of the two notes for an aggregate of $225,000. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant $0.11 per share, conversion price of $0.20, volatility of 272.63% and discount rate of 2.40%. The fair value of the warrants was determined to be $314,365.

The 1,125,000 warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. The warrants also contain an antidilution clause allowing the holder to adjust the number of warrants and or price should the Company issue any convertible instrument at a lower value or conversion price than the warrants issue. The triggering of the anti-dilution clause creates a change in valuation. The valuation resulted in a deemed dividend from the down round calculation of the 1,125,000 warrants of $30,938.

The outstanding warrants are set out as follow:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at September 30, 2018	--	--	--	--
Granted	1,602,286	0.29	4.32	--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at September 30, 2019	1,602,286	$0.29	3.32	$--

NOTE 7 – IMPAIRMENT OF UNPROVED PROPERTY

The Company reviewed the status of its asset which is an unimproved oil property under lease. From this review the Company determined it does not have the adequate resources combined with the present market price of oil to develop it into a producing property. As of September 30, 2017, the Company elected to impair the asset and reduce its value to zero. The Company had impairment expense of $0 for the years ended September 30, 2019 and 2018, respectively.

NOTE 8 – NOTE PAYABLE

On November 15, 2018 the Company received an advance from one non-related party for $65,000. On December 3, 2018 the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest. As of September 30, 2019 the outstanding balance of principal was $100,000 plus implied interest of $5,000 for a total of $105,000.

NOTE 9 – DERIVATIVE LIABILITIES

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2019, using the following key inputs: market price of the Company’s common stock $0.0727 per share, volatility of 269,66% and discount rate of 2.00%. The fair value of the derivative liability was determined to $57,452 as of September 30, 2019.

On May 15, 2019 the Company issued a $100,000 convertible note to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 5% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2019, using the following key inputs: market price of the Company’s common stock $0.0727 per share, volatility of 269,66% and discount rate of 2.00%. The fair value of the derivative liability was determined to $200,916 as of September 30, 2019.

On May 16, 2019 the Company issued a $125,000 convertible note to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2019, using the following key inputs: market price of the Company’s common stock $0.0727 per share, volatility of 269.66% and discount rate of 2.00%. The fair value of the derivative liability was determined to $176,631 as of September 30, 2019.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2018 and September 30, 2019:

	Level 1	Level 2	Level 3	Total
As of September 30, 2018:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$--	$--

As of September 30, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$434,999	$434,999

The following table summarizes the change in the fair value of the derivative liability during the year ended September 30, 2019:

Fair value as of September 30,2018	$--
Additions	462,119
Debt discount charged to derivative	106,300
Financing cost charged to derivative	15,965
Change in fair value	(117,457)
Fair value as of September 30, 2019	$434,999

NOTE 10 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, in part or whole, until the date of maturity into common stock of the Company at CAD one cent ($0.01) per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. The note was amended extending the maturity date to June 30, 2020 and the conversion price to $0.00275 per share. As of September 30, 2019, the convertible debt outstanding was USD $51,437 plus accrued interest of USD $27,061 for a total liability of USD $78,498.

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. An interest amount of $1,540 has been accrued along with a principal balance of $31,850 as of September 30, 2019

On May 15, 2019 the Company issued a $100,000 convertible note plus 500,000 warrants to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. Interest of $4,478 has been accrued as of September 30, 2019. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

On May 16, 2019 the Company issued a $125,000 convertible note and 625,000 warrants to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at %0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. Interest of $3,242 has been accrued as of September 30, 2019. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On December 1, 2014, the Company issued to a related party, who is a former officer and director of the Company, a convertible note for USD $2,226 (CAD $2,800). The note bears an interest rate of 5% per annum and matured on December 31, 2015. On December 29, 2017 the Company paid the outstanding principal of $2,226 and interest of $334 for a total of $2,560.

During the years ended September 30, 2019 and 2018 the Company’s operations conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Gurm Sangha, the former President , Director made these premises available to the Company rent-free.

During the year ended September 30, 2019 the Company paid or accrued related parties consulting fees of $538,176 of which Harp Sangha was paid and accrued $193,000, Craig Alford was paid and accrued $82,000 and Lowell Holden through Mayday management accrued $18,000. Under the terms of their consulting agreements Mr. Alford is entitled to $82,000 for the period and Mr. Sangha $180,000 and Lowell Holden (Mayday Management) is entitled to $18,000. As of September 30, 2019 the Company owed the related parties $121,425 in accrued consulting.:

During the period ended September 30, 2019 Harpreet Sangha, the Company’s Chairman and Chief Financial Officer, entered into an agreement and purchased 10,000,000 shares of the Company’s common stock for $10,000 and Craig Alford, the Company’s President, who entered into an agreement and purchased 4,000,000 shares of the Company’s common stock for $4,000.

During the year ended September 30, 2019, the Company signed a land lease agreement for the production of hemp. A director of the Company is related to the owner of the land leased.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On November 5, 2018 the Company received an extension for the initial payments of $400,000 of which the initial $100,000 was required to be paid by February 28, 2019. The Company required the extension but it had not been received from True Grit .

On January 17,2019 the Company terminated the Earn-In agreement with True Grit Resources.

On May 14, 2019 the Company signed a land lease in central California for 602 acres at $1,000 per acre to grow hemp for fiber usage. The lease is for 10 years with annual costs of $602,000 with the initial payment of $301,000 on March 30, 2020 and second payment of $301,000 on June 30, 2020 with the balance of the annual payments being made on April 1 of each subsequent year. The lease holder is a related party to one of the directors of the Company.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$602,000
2021	$602,000
2022	$602,000
2023	602,000
2024 and years thereafter	3,612,000
Total	$6,020,000

NOTE 13 –SUBSEQUENT EVENT

During the period from October 1 to December 31, 2019 the Company entered into consulting agreement with 5 individuals total cost of $35,500 plus two related parties for a total costs of $57,000. The agreement were for various lengths of time with all seven terminating by December 31, 2019.

On November 2, 2019 the Company issued 800,000 shares of common stock for the conversion of the $100,000 plus interest of the note payable with a value of $100,000.

On December 3, 2019 the Company issued 93,000 shares of common stock with a value of $7,533 for convertible debt.

During the period from October 31, 2019 to December 31, 2019 the Company issued 5,500,000 shares of common stock to two related parties with a value of $110,000 for cash.

During the period from October 31, 2019 to December 31, 2019, the Company issued 11,000,000 shares of common stock to four individuals for the conversion of debt with a value of $30,250.

During the period from October 1, 2019 through January 29, 2020, the Company’s transfer agent physically issued all the share accounted for by the Company but had not been issued by the transfer agent.

On November 26, 2019, the Company entered into a non-binding Letter of Intent with ZB Holdings, Inc. (“ZB”) to acquire the assets of ZB pursuant to a definitive agreement to be formalized. ZB, , is a consumer products company in the business of producing and marketing sporting goods apparel and safety apparel through a proprietary and trademarked design and production technique.

Under the proposed transaction, the Company will acquire 100% of the assets of ZB, and ZB will acquire 40% of the fully diluted shares of common stock of the Company. The Company’s board of directors will be expanded to 7 members, with three of the directors to be nominees of ZB.

Completion of the transaction is subject to the execution of a definitive agreement which will contain standard representations, warranties and closing conditions. The transaction is also subject to completion of the audit of ZB’s 2018 and 2019 financial statements as well as renegotiation or repayment of the Company’s existing convertible debt. In addition, a financing of $1,000,000 is required, of which $320,000 is to be advanced to ZB in three tranches over the next 70 days. The transaction may be terminated prior to closing by either party if not completed by March 31, 2020. As of January 24, 2020, the letter of intent remained in effect and the Company has not advance any funds to ZB awaiting the completion of a definitive agreement.

The Company has evaluated subsequent events to determine events occurring after September 30, 2019 through January 29, 2020 that would have a material impact on the Company’s financial results or require disclosure

