Form 10-Q
period 2019-12-31
Barrel Energy Inc.
filed 2020-02-27
CIK 1631463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

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
☐ Yes    ☒ No

As of February 26, 2020 the registrant had 57,486,618 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three months period ended December 31, 2019 and 2018 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended December 31, 2019 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

	December 31, 2019	September 30, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9	$--
Prepaid	--	--
		--
Total current assets	9	--
Right of use lease	3,969,988	--

Total assets	3,969,997	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$--	$182
Accounts payable and accrued expenses	463,248	315,775
Consulting payable- related parties	215,513	121,425
Advances from shareholder	31,201	48,702
Convertible notes payable- net of discount	208,458	175,494
Notes payable	--	100,000
Lease liability	544,213	--
Derivative liability	229,922	434,999
Total current liabilities	1,692,556	1,196,577

Lease liability	3,425,775	--
Total liabilities	5,118,332	1,196,577
Commitment and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding
Common stock, $0.001 par value, 450,000,000 authorized, 52,486,618 issued and outstanding as of December 31, 2019 and 41,093,618 as of September 30, 2019	52,486	41,093
Additional paid in capital	17,419,230	870,515
Accumulated other comprehensive loss	(12,770)	(5,361)
Accumulated deficit	(18,607,281)	(2,102,824)
Total stockholders’ deficit	(1,148,335)	(1,196,577)

Total liabilities and stockholders ‘deficit	$3,969,997	$--

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	Three Months
	2019	2018
Operating expenses:
Consulting – related parties	$96,000	$103,333
Consulting	--	31,500
Rent expense	150,965	--
General and administrative expense	15,932	54,736
Loss from operations	(262,897)	(189,569)

Other income (expense)
Gain on debt forgiveness	(20,600)	--
Gain (loss) on currency	13,759	(24)
Change in fair value	205,077	(158,022)
Financing cost	(68,737)	(153,704)
Interest expense	(7,459)	(6,318)
Total other income ( expense)	122,040	(318,068)

Net loss	(140,857)	(507,637)

Foreign currency translation adjustment	(7,409)	3,421

Comprehensive loss	$(148,266)	$(510,058)

Net loss per common share, Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	49,161,871	29,828,277

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC
STATEMENTS OF SHAREHOLDERS DEFICIT
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stock	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Gain (Loss)	Deficit

Balance, September 30, 2018	12,301,332	23,801	272,638	(354,510)	(11,500)	(6,857)	(76,428)
Common stock issued for cash	13,502,000	25,002	998	--	--	--	26,000
Common stock issued for service	175,000	175	131,075	--	--	--	131,250
Shares issued for stock receivable	11,500,000	(11,500)	--	--	11,500	--	--
Comprehensive gain (loss)	--	--	--	--	--	3,420	3,420
Net loss	--	--	--	(507,637)	--	--	(507,637)
Balance at December 31, 2018	37,478,332	37,478	404,711	(862,147)	--	(3,437)	(423,395)

Balance at September 30, 2019	41,093,618	41,093	870,515	(2,102,824)	--	(5.361)	(1,196,577)
Common stock issued for cash	2,000,000	2,000	38,000	--	--	--	40,000
Common stock issued for convertible debt	9,393,000	9,393	147,115	--	--	--	156,508
Deemed dividend on warrants	--	--	16,363,600	(16,363,600)		----
Comprehensive gain (loss)	--	--	--	--	--	(7,409)	(7,409)
Net loss	--	--	--	(140,857)	--	--	(140,857)
Balance at December 31, 2019	52,486,618	52,486	17,419,230	(18,607,281)	--	(12,770)	(1,148,335)

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENGERGY INC
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(140,857)	$(507,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative change in fair value	(205,077)	158,022
Amortization of debt discount	68,737	4,833
Loss on debt settlement	20,600	--
Financing cost	--	153,704
Changes in operating assets and liabilities:
Accounts payable and accrued expense	152,475	(1,136)
Bank overdraft	(182)	--
Prepaid	---	33,333
Due to related party	94,088	9,000
Net cash used in operating activities	(10,216)	(149,881)

Cash flows from financing activities:
Cash received for the sale of common stock	40,000	26,000
Proceeds from notes payable	--	100,000
Proceeds from convertible notes payable	--	30,000
Repayment of related party advances and convertible note payable	(17,501)	(9,590)
Net cash provided by (used in) financing activities	22,499	146,410

Effects of currency translation	(12,274)	627

Net increase (decrease) in cash	9	(2,844)
Cash – beginning of period	--	3,458
Cash – end of period	$9	614

SUPPLEMENT DISCLOSURES:
Interest paid
Income taxes paid

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$156,508	$--
Discount recorded on inception of derivatives	$--	$36,000

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2019 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of December 31, 2019 the potential shares at conversion standing was 22,197,802.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement on October 1, 2019 and is recording a right of use lease asset and lease liability as of December 31, 2019.

NOTE 2 - GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit of 1,692,547 as of December 31, 2019. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 - CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, as, in part or whole, until the date of maturity into common stock of the Company at CAD $0.00275 per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017 the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. As of December 31, 2019, the convertible debt outstanding was USD $22,697 plus accrued interest of USD $27,948 for a total liability of USD $50,645.

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $10,000, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. An interest amount of $1,938 has been accrued along with a principal balance of $31,850 as of December 31, 2019

On May 15, 2019 the Company issued a $100,000 convertible note plus 500,000 warrants to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 12% per annuum. The note is convertible at any time, at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. Interest of $1,478 has been accrued as of December 31, 2019. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

On May 16, 2019 the Company issued a $125,000 convertible note and 625,000 warrants  to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible in part or whole, at $0.25 per share for the first 180 days or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. Interest of $1,055 has been accrued as of December 31, 2019. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant.  (See Note 6: Warrants)

During the quarter ended December 31, 2019 the Company issued 9,393,000 shares of common stock with a value of $156,508 for the reduction of the notes.

NOTE 4 - RELATED PARTY

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

During the year ended September 30, 2019, the Company signed a land lease agreement for the production of hemp. The lease is a 10 year lease with annual payments of $602,000 and was modified for the initial payments of $301,000 each in May and June 2020. A director of the Company is related to the owner of the land leased.

During the quarter ended December 31, 2019 the Company accrued $96,000 in consulting fees for three officers for a total of $215,513 due the related parties.

NOTE 5 - EQUITY

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

During the quarter ended December 31, 2019 the Company issued 9,393,000 shares of common stock with a value of $156,508 for debt reduction.

On December 10 2019 the Company issued 2,000,000 shares of common stock to a related party with a value of 40,000 for cash.

NOTE 6 - WARRANTS

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

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant between $0.28 - $3.00 per share, conversion price of $0.20-0.50, volatility of 272.63% and discount rate of 2.40%. Based on the fair value of the common stock of $221,000 and value of the warrants of $535,293 the fair value of the warrants was calculated to be 38 % of the total value or $288,411. During the period ended September 30, 2019 the valuation resulted in a deemed dividend from the down round calculation of the 1,125,000 warrants of $30,938.

The 1,125,000 warrants provided a provision that adjusted the conversion price if any other convertible instrument provides for a lower conversion price. As the Company agreed to the conversion price on a convertible note at $0.00275 during the quarter ended December 31, 2019, the warrants became eligible for that conversion price and triggered a down round and deemed dividend of $16,363,600.

The outstanding warrants are set out as follow:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at September 30, 2018	--	--	--	--
Granted	1,602,286	0.29	4.32	--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at December 31, 2019	1,602,286	$0.29	4,17	$--

NOTE 7 - NOTES PAYABLE

On November 15, 2018 the Company received an advance from one non-related party for $65,000. On December 3, 2018 the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest. The Company has calculated an imputed interest of $2,500 for the last period. During the quarter ended December 31, 2019 the Company issued 800,000 shares of common stock with a value of $100,000 for the payment of the note and implied interest. The transaction resulted in a loss on settlement of debt of $25,600.

NOTE 8- DERIVATIVE LIABILITIES

On November 12, 2018 the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2019, using the following key inputs: market price of the Company’s common stock $0.20 per share, volatility of 276% and discount rate of 2.00%. The fair value of the derivative liability was determined to $40,002 as of December 31, 2019.

On May 15, 2019 the Company issued a $100,000 convertible note to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 5% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2019, using the following key inputs: market price of the Company’s common stock $0.20per share, volatility of 276% and discount rate of 2.00%. The fair value of the derivative liability was determined to $127,241 as of December 31, 2019.

On May 16, 2019 the Company issued a $125,000 convertible note to FirstFire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of December 31, 2019, using the following key inputs: market price of the Company’s common stock $0.20 per share, volatility of 276% and discount rate of 2.00%. The fair value of the derivative liability was determined to $62,679 as of December 31, 2019. On December 3, 2019 the Company issued 93,000 shares of common stock with a value of $7,533 to retire principal and interest of the note

Fair Value of Financial Instruments

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

Level 1- Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2- quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3- Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2019 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
As of September 30, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$434,499	$434,499

As of December 31, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$229,922	$229,922

The following table summarizes the change in the fair value of the derivative liability during the three months ended December 31, 2019:

Fair value as of September 30, 2019	$434,999
Change in fair value	(205,077)
Fair value as of December 31, 2019	$229,922

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$451,500
2021	$602,000
2022	$602,000
2023	$602,000
2024 and years thereafter	3,612,000
Total	$5,869,500

As noted in the recent accounting pronouncements the Company adapted ASC 842 on October 1, 2019 using the modified retrospective approach and has elected the practical expedient package by allowing for historical lease classification for this lease as the date of transition. The present value calculation discount rate used is considered the standard rate at which the Company can borrow funds.

NOTE 10 - SUBSEQUENT EVENTS

On January 14, 2020 the company issued 5,000,000 shares of common stock to two entities with a value of $13,750 for the conversion of debt.

The Company has evaluated subsequent events to determine events occurring after December 31, 2019 through February 26, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Completion of the transaction is subject to the execution of a definitive agreement which will contain standard representations, warranties and closing conditions. The transaction is also subject to completion of the audit of ZB’s 2018 and 2019 financial statements as well as renegotiation or repayment of the Company’s existing convertible debt. In addition, a financing of $1,000,000 is required, of which $320,000 is to be advanced to ZB in three tranches over the next 70 days. The transaction may be terminated prior to closing by either party if not completed by March 31, 2020. As of February 21, 2020, the letter of intent remained in effect and the Company has not advance any funds to ZB awaiting the completion of a definitive agreement.

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

Liquidity and Capital Resources

At December 31, 2019, we had an accumulated deficit of $18,607.281. We recorded a net loss of $140,857 for the three months periods ended December 31, 2019 and net loss of $507,637 for the same period in 2018, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $1,692,547 as of December 31, 2019, compared to negative working capital of $1,196,577 as of September 30, 2019.

Cash used in operations totaled $10,216 during the three months ended December 31, 2019, compared to cash used in operations of $149,881 during the same period in 2018.

Funds provided by financing activities was $22,499 common stock sold for cash of $40,000 offset by repayment of debt related party of $17,501 for the three months period ended December 31, 2019, compared to cash provided by financing activities of $146,410 consisting of stock sold for cash of $26,000, note payable of $100,000 Convertible debt of $30,000 offset by repayment of advances from related party of $9,590 during the same period in 2018.

The effect of foreign currency translation on cash flows was a negative $12,274 for the three months period ended December 31, 2019, compared to a positive of $627 in the same period in 2018.

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

Results of Operations

The Company recorded no revenue during the three months periods ended December 31, 2019 and 2018.

General and administrative expenses for the three months periods ended December 31, 2019 totaled $262,897 compared to $189,569 for the same periods in 2018. The increase loss from operations for the three months in 2019 compared to 2018 was due to the consulting costs paid and accrued of $96,000 along with rent expense of 150,965 and general administrative costs of $15,932 in 2019.

The Company incurred a net loss of $140,857 in the three months periods ended December 31, 2019, compared to net loss of $507,637 for the same periods in 2018. The lower net loss was due to higher general and administrative cost offset by the change in fair value of $205,077 along with lower financing costs in the three months period ended December 31, 2019 compared to the same period in 2018.

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

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2019 the Company issued 9,393,000 shares of common stock with a value of $156,508 for debt reduction.

On December 10 2019 the Company issued 2,000,000 shares of common stock to a related party with a value of 40,000 for cash.

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

BARREL ENERGY, INC.

Date: February 26, 2020	By:	/s/ Craig Alford
Craig Alford
President
Chief Executive Officer

