Form 10-Q
period 2020-03-31
Barrel Energy Inc.
filed 2021-04-08
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 8, 2021 there were 299,569,984 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three and six months period ended March 31, 2020 and 2019 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

BALANCE SHEETS

	March 31, 2020	September 30, 2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$313	$--
		--
Total current assets	313	--
Right of use lease	3,889,928	--

Total assets	$3,890,241	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$--	$182
Accounts payable and accrued expenses	617,952	315,775
Consulting payable- related parties	317,264	121,425
Advances from shareholder	28,202	48,702
Convertible notes payable- net of discount	263,242	175,494
Notes payable	--	100,000
Lease liability	301,720	--
Derivative liability	697,069	434,999
Total current liabilities	2,225,448	1,196,577

Note payable	30,625	--
Lease liability	3,588,208	--
Total liabilities	5,844,281	1,196,577

Commitment and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	--	--
Common stock, $0.001 par value, 450,000,000 authorized, 66,486,618 issued and outstanding as of March 31, 2020 and 41,093,618 as of September 30, 2019	66,486	41,093
Additional paid in capital	17,556,462	870,515
Accumulated other comprehensive loss	--	(5,361)
Accumulated deficit	(19,576,989)	(2,102,824)
Total stockholders’ deficit	1,954,041)	(1,196,577)

Total liabilities and stockholders ‘deficit	$3,890,241	$--

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31,

(Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Operating expenses:
Consulting – related parties	$96,000	$74,193	$192,000	$177,526
Consulting	--	67,697	--	97,197
Rent expense	149,955	--	300,920	--
General and administrative expense	31,946	97,405	47,878	152,141
Loss from operations	(277,901)	(237,295)	(540,798)	(426,864)

Other income (expense)
Gain on debt forgiveness	--	--	(20,600)	--
Gain (loss) on currency	(27,798)	-	(14,039)	(24)
Change in fair value	(580,724)	185,796	(375,647)	27,774
Debt discount	(48,347)	--	(117,084)	--
Financing cost	(31,500)	--	(31,500)	(153,704)
Interest expense	(9,229)	(10,220)	(16,688)	(16,538)
Total other income ( expense)	(697,598)	177,576	(575,558)	(142,492)

Net loss	(975,499)	(61,719)	(1,116,356)	(569,356)

Foreign currency translation adjustment	--	(1,341)	--	2,080

Comprehensive loss	$(975,499)	$(63,060)	$(1,116,356)	$(567,276)

Net loss per common share, Basic and Diluted	$(0.02)	$(0.00)	$(0,02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	58,345,409	37,478,332	53,727,854	14,122,761

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF SHAREHOLDERS DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stock	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Gain (Loss)	Deficit
Balance at September 31, 2018	12,301,332	$23,801	$272,638	$(354,510)	$(11,500)	$(6,857)	$(76,428)
Common stock issued for cash	13,502,000	13,502	998	--	--	--	26,000
Common stock issued for stock receivable	11,500,000	(11,500)	--	--	11,500	--	--
Common stock issue for service	175,000	175	131,075	--	--	--	131,250
Comprehensive gain (loss)	--	--	--	--	--	3,240	3,240

Net loss	--	--	--	(507,637)	--	--	(507,637)

Balance at December 31, 2018	37,478,332	37,478	404,711	(862,147)		(3,437)	(423,395)
Stock issued for cash	440,286	440	219,703	--		--	220,143
Comprehensive gain (loss)	--	--	--	--	--	(1,340)	(1,340)

Net loss	--	--	--	(61,719)	--	--	(61,719)

Balance at March 31, 2019	37,918,618	$37,918	$624,414	$(923,866)		$(4,777)	$(266,311)

Balance at September 30, 2019	41,093,618	$41,093	$870,515	$(2,102,824)	--	$(5.361)	$(1,196,577)
Common stock issued for cash	2,000,000	2,000	38,000	--	--	--	40,000
Common stock issued for convertible debt	9,393,000	9,393	147,115	--	---	--	156,508
Deemed dividend on warrants	--	--	16,363,000	(16,363,000)	--	--	--
Comprehensive gain (loss)	--	---	--	--	--	(7,409)	(7,049)
Net loss	--	--	--	(140,857)	--	--	(140,857)

Balance at December 31, 2019	52,486,618	52,486	17,419,230	(18,607,281)	--	(12,770)	(1,148,335)
Common stock issued for debt	14,000,000	14,000	23,655	--	--	--	37,655
Effect on APIC upon conversion of debt			113,577				113,577
Comprehensive gain (loss)	--	--	--	5,791	--	12,770	18,561

Net loss	--	--	--	(975,499)	--	--	(975,499)

Balance at March 31, 2020	66,486,618	$66,486	$17,556,462	$(19,576,989)	$--	$--	$(1,954,041)

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31,

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(1,116,356)	$(569,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative change in fair value	375,647	(27,774)
Amortization of debt discount	117,084	13,333
Loss on debt settlement	31,500	--
Financing cost	--	153,704
Right to use lease	80,060	--
Changes in operating assets and liabilities:
Bank overdraft	(182)	--
Accounts payable and accrued expense	335,504	4,524
Lease liability	(80,060)	--
Prepaid	--	26,533
Due to related party	195,839	32,461
Net cash used in operating activities	(60,964)	(366,575)

Cash flows from financing activities:
Cash received for the sale of common stock	40,000	246,143
Proceeds from notes payable	30,625	100,000
Proceeds from convertible notes payable	--	30,000
Repayment of related party advances and convertible note payable	(20,500)	(9,590)
Net cash provided by (used in) financing activities	50,125	366,553

Effects of currency translation	11,152	371

Net increase (decrease) in cash	313	349
Cash – beginning of period	--	3,458
Cash – end of period	313	3,808

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible debt	$68,563	$--
Discount recorded on inception of derivatives	$--	$36,000
Common stock issued for notes payable	$100,000	$--
Effect on APIC upon conversion of debt	$113,577	$--

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which has engaged historically in the oil and gas sector of the energy industry. In January 2019, the Company terminated the agreement. It still maintains its interest in capped oil and gas properties in Alberta Canada. The Company entered into an agreement in the lithium exploration business but terminated the contract. The Company has leased land in central California to grow hemp for extracting CBD and the use of fiber in clothing and other materials. The Company is also exploring the lithium battery market including manufacturing and disposal of batteries.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2019 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of March 31, 2020 the potential shares at conversion standing was 586,653,953.

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

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021 with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit of 19,576,989 as of March 31, 2020. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, as, in part or whole, until the date of maturity into common stock of the Company at CAD $0.00275 per share. The note is in default. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017, the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. The note was amended through amendment #1 to establish the note’s principal and interest  in US dollars from Canadian dollars at $82,496.  The change from Canadian to US dollars on the rewritten note effectively eliminated the currency adjustments going forward. During the period ended March 31, 2020 the Note was amended with Amendment #2 adding $30,000 of principal to the note and extending the note till December 31, 2021. Various parts of the note were assigned to other individuals for partial payment of the note and their portions converted to common stock. As of March 30, 2020 the outstanding balance  of the note was $48,614.

On November 12, 2018, the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $10,000, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion.

On May 15, 2019, the Company issued a $100,000 convertible note plus 500,000 warrants to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 12% per annuum. The note is convertible at any time, at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. Interest of $12,553 has been accrued as of March 31, 2020. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

On May 16, 2019, the Company issued a $125,000 convertible note and 625,000 warrants to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible in part or whole, at $0.25 per share for the first 180 days or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. Interest of $7,152 has been accrued as of March 31, 2020. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. (See Note 6: Warrants)

During the six months ended March 31, 2020 the Company issued 23,343,000 shares of common stock with a value of $168,563 for the reduction of the notes plus $25,600 in debt settlement.

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

During the six months ended March 31, 2020 the Company accrued $186,648 in consulting fees for three officers for a total of $317,264 due the related parties.

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

On November 13, 2018, the Company entered into a $3,000,000 equity purchase agreement with Crown Bridge Partners. Under the terms of the agreement, the Company may put to the investor shares of the Company common stock in minimums of $10,000 to maximums of either $100,000 or 200% of the average trading volume, whichever is less. The agreement may be terminated at any time by the Company or when the total commitment of shares are sold by the Company to the investor. As part of the agreement, the Company issued 175,000 shares of its common stock at $0.75 per share as a commitment fee. The value of the transaction of $131,250 was expensed as a financing cost.

On December 10 2019, the Company issued 2,000,000 shares of common stock to a related party with a value of 40,000 for cash.

During the six months period ending March 31, 2020 the Company issued 2,000,000 share of common stock with a value of $40,000 for cash

During the six months ended March 31, 2020 the Company issued 23,393,000 shares of common stock with a value of $168,563 for debt reduction and $25,600 in debt settlement.

NOTE 6 – WARRANTS

During the year ended September 30, 2019 the Company issued 477,286 warrants to twenty individuals as part of their purchase of 477,286 shares of common stock. The warrants mature in three years and are convertible into one share of common stock for each warrant at $0.50 per share.

During the year ended September 30, 2019 the Company issued 1,153,800 warrants to 3 convertible debt entities as part of the note issued. The warrants were issued as an inducement of the issuance of the two notes for an aggregate of $225,000. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. The warrants also contain an antidilution clause allowing the holder to adjust the number of warrants and or price should the Company issue any convertible instrument at a lower value or conversion price than the warrants issue.

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

The 1,155,899 warrants provided a provision that adjusted the conversion price if any other convertible instrument provides for a lower conversion price. As the Company agreed to the conversion price on a convertible note at $0.00275 during the quarter ended December 31, 2019, the warrants became eligible for that conversion price and triggered a down round and deemed dividend of $16,363,600.

As of March 31, 2020 the Company evaluated the conversion prices and it resulted in no change in the deemed dividend.

The outstanding warrants are set out as follow:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at September 30, 2019	--	--	--	--
Granted	1,602,286	0.29	4.32	--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at March 31, 2020	1,602,286	$0.29	3.82	$--

NOTE 7 – NOTES PAYABLE

On November 15, 2018, the Company received an advance from one non-related party for $65,000. On December 3, 2018, the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest. The Company has calculated an imputed interest of $2,500 for the last period. During the six month period ended March 31, 2020, the Company issued 800,000 shares of common stock with a value of $100,000 for the payment of the note and implied interest. The transaction resulted in a loss on settlement of debt of $25,600.

During the period ending March 31, 2020 the Company issued 3 notes totaling $30,625. The notes all mature in two years of issuance with one note for $10,000 bearing 20% interest and the balance bearing 10% interest per annum.

NOTE 8 – DERIVATIVE LIABILITIES

On November 12, 2018, the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion.  The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2020, using the following key inputs: market price of the Company’s common stock $0.0041 per share, volatility of 309% and discount rate of 1.80%. The fair value of the derivative liability was determined to $101,487 as of March 31, 2020.

On May 15, 2019, the Company issued a $100,000 convertible note to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 5% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2020, using the following key inputs: market price of the Company’s common stock $0.0041 per share, volatility of 309% and discount rate of 1.80%. The fair value of the derivative liability was determined to $313,959 as of March 31, 2020.

On May 16, 2019, the Company issued a $125,000 convertible note to FirstFire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of March 31, 2020, using the following key inputs: market price of the Company’s common stock $0.0041 per share, volatility of 309% and discount rate of 1.80%. The fair value of the derivative liability was determined to $281,623 as of March 31, 2020.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2019 and March 31, 2020:

	Level 1	Level 2	Level 3	Total
As of September 30, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$434,499	$434,499

As of March 31, 2020:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$697,069	$697,069

The following table summarizes the change in the fair value of the derivative liability during the six months ended March 31, 2020:

Fair value as of September 30, 2019	$434,999
Discount at conversion	(113,577)
Change in fair value	375,647
Fair value as of March 31, 2020	$697,069

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 14, 2019, the Company signed a land lease in central California for 602 acres at $1,000 per acre to grow hemp for fiber usage. The lease is for 10 years with annual costs of $602,000 with the initial payment of $301,000 on March 30, 2020 and second payment of $301,000 on June 30, 2020 with the balance of the annual payments being made on April 1 of each subsequent year. The lease holder is a related party to one of the directors of the Company. As of March 31, 2020 the Company has accrued $526,670 of unpaid lease payments as accounts payable with the outstanding obligation as noted below

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$301,000
2021	$602,000
2022	$602,000
2023	$602,000
2024 and years thereafter	3,386,000
Total	$5,493,000

As noted in the recent accounting pronouncements the Company adapted ASC 842 on October 1, 2019 using the modified retrospective approach and has elected the practical expedient package by allowing for historical lease classification for this lease as the date of transition. The present value calculation discount rate used is considered the standard rate at which the Company can borrow funds.

NOTE 10 – SUBSEQUENT EVENTS

On March 11, 2020, the Company amended a note through Amendment #2 to extend the maturity date to December 31, 2021. As part of the agreement the Company agreed to commence interest payments on the balance to 18% per annum plus issue 10,000,000 shares of common stock effective April 1, 2020.

During the period from April 1, 2020 to June 30, 2020, the Company issued 116,165,878 shares of common stock to three note convertible debt holders with a value of $ 142,075 for the conversion of debt.

On June 24, 2020, a related party returned 10,000,000 shares to the Company at par value.

On June 26, 2020 the Company issued a convertible note to Harp Sangha for $21,500 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On July 17, 2020 the Company issued a convertible note to Harp Sangha for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On September 11, 2020 the Company issued a convertible note to Harp Sangha for $45,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

During the period from July 1, 2020 to September 30, 2020 the Company issued 126,917,488 shares of common stock to one convertible debt holder  with a value of $112,314 for the conversion of debt.

On December 23, 2020, the Company issued a convertible note to EROP Capital for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at$0.01 per share or 70% of the lowest trade five days prior to conversion.

On December 31, 2020, the Company issued a convertible note to 1232963 BC for $30,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at$0.01 per share or 70% of the lowest trade five days prior to conversion.

On February 5, 2021, the Company issued a convertible note to EROP Capital for $115,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On February 9, 2021, the Company entered into a Memorandum of Understanding with Rosh Energy Technology Pvt, Inc. Under the terms of the agreement the Company will provide the capital for the manufacturing of lithium batteries in India.

On February 10, 2021, the Company issued a convertible note to 1232963 BC for $324,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at$0.01 per share or 70% of the lowest trade five days prior to conversion.

On February 17, 2021, the Company issued a convertible note to EROP Capital for $300,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On February 22, 2021, the Company signed a Stock Purchase and Sales Agreement with Flote App, Inc. Under the terms of the agreement the Company will sell to Flote up to 45% of the equity interest in the Company for an aggregate of $8,500,000 consisting in two tranches of $2,500,000 and $6,000,000, respectively. Closing of the first tranche is schedule for April 30, 2021 and the second tranche on or before December 30, 2021.

On March 3, 2021, the Company issued a convertible note to Optimum Trading for $250,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at$0.01 per share or 70% of the lowest trade five days prior to conversion.

On March 4, 202,1 the Company signed a memorandum of Understanding with American Lithium Minerals, Inc. Under the terms of the agreement, AMLM will assist in the development of lithium battery technology in the US and India including the manufacturing, assembly, distribution and recycling of Lithium batteries.

On March 12, 2021, the Company entered into an agreement with Crown Bridge Partners, LLC whereby the remaining balance of the note dated November 12, 2018 and any remaining warrants of 28,800 issued to Crown Bridge are extinguished. In addition Crown Bridge will instruct the Company transfer agent to cancel 8,330,420 shares held by Crown Bridge by March 17, 2021.

On March 12, 2021, the Company entered into an agreement with First Fire Global Opportunities Fund, LLC whereby the remaining balance of the note dated May 28, 2019 with principal of $125,000 and a remaining warrants of 625,000 issued to First Fire are extinguished. The Company issued 2,000,000 shares with a value of $145,000 for final settlement and payment of all principal, interest and penalties, plus the cancellation of any reserve shares held by First Fire with the Company’s Transfer Agent.

On March 29, 2021, the Company issued a convertible note to EROP Capital for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On April 1, 2021, the Company issued a convertible note to EROP Capital for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

The Company has evaluated subsequent events to determine events occurring after March 31, 2020 through April 8, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

The mineral rights the Company was acquiring is subject to an option agreement dated October 3, 2017 between True Grit and two individuals with beneficial ownership of the mining Permit issued by the State of Arizona in accordance with ARS 27-234. The Company at the date of this filing is unable to confirm that the either the beneficial owners and or True Grit’s claims are current and active. If the Claims cannot be confirmed the earn in agreement may not be valid and may be void. Prior to any payments per the agreement, the Company is requiring from True Grit a statement from the Bureau of Land Management confirming the claims and permits on the property are current and in effect

On November 5, 2018, the Company received an extension for the initial payments of $400,000 of which the initial $100,000 is required to be paid by February 28, 2019.

On January 17, 2019, the Company terminated the Earn-In agreement with True Grit Resources.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock to 450,000,000.

On May 14, 2019, the Company signed a 10 year land lease to grow hemp fiber.

On November 26, 2019, the Company entered into a non-binding Letter of Intent with ZB Holdings, Inc. (“ZB”) to acquire the assets of ZB pursuant to a definitive agreement to be formalized. ZB is a consumer products company in the business of producing and marketing sporting goods apparel and safety apparel through a proprietary and trademarked design and production technique.

Under the proposed transaction, the Company will acquire 100% of the assets of ZB, and ZB will acquire 40% of the fully diluted shares of common stock of the Company. The Company’s board of directors will be expanded to 7 members, with three of the directors to be nominees of ZB.

Completion of the transaction is subject to the execution of a definitive agreement which will contain standard representations, warranties and closing conditions. The transaction is also subject to completion of the audit of ZB’s 2018 and 2019 financial statements as well as renegotiation or repayment of the Company’s existing convertible debt. In addition, a financing of $1,000,000 is required, of which $320,000 is to be advanced to ZB in three tranches over the next 70 days. The transaction may be terminated prior to closing by either party if not completed by March 31, 2020. The letter of intent was terminated and the Company did not advance any funds to ZB awaiting the completion of a definitive agreement.

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

Liquidity and Capital Resources

At March 31, 2020, we had an accumulated deficit of $19,576,989. We recorded a net loss of $975,499 and $1,116,356 for the three and six month periods ended March 31, 2020 and net losses of $61,719 and $569,356 for the same periods in 2019, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $2,225,135 of March 31, 2020, compared to negative working capital of $1,196,577 as of September 30, 2019.

Cash used in operations totaled $60,964 during the six months ended March 31, 2020, compared to cash used in operations of $366,575 during the same period in 2019.

Funds provided by financing activities was $50,125 with common stock sold for cash of $40,000 plus notes of 30,625 offset by repayment of debt related party of $20,500 for the six months period ended March 31, 2020, compared to cash provided by financing activities of $366,553 consisting of stock sold for cash of $246,143, note payable of $100,000 Convertible debt of $30,000 offset by repayment of advances from related party of $9,590 during the same period in 2019.

The effect of foreign currency translation on cash flows was a positive 11,152 for the six months period ended March 31, 2020, compared to a positive of $371 in the same period in 2019.

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

Results of Operations

The Company recorded no revenue during the three months periods ended March 31, 2020 and 2019.

General and administrative expenses for the three and six months periods ended March 31, 2020 totaled $277,901 and $540,798 compared to $237,295 and $426,864 for the same periods in 2019. The increase loss from operations for the three and six months in 2020 compared to 2019 was due to the consulting costs paid and accrued of $192,000 along with rent expense of 300,920 and general administrative costs of $47,878 in 2019.

The Company incurred a net loss of $975,499 and $1,116,356 in the three and six months periods ended March 31, 2020, compared to net loss of $61,719 and $569,356 for the same periods in 2019. The higher net loss was due to higher general and administrative cost and other expenses in the three and six months period ended March 31, 2020 compared to the same period in 2019.

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

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended March 31, 2020 the Company issued 23,393,000 shares of common stock with a value of $168,563 for debt reduction and $25,600 in debt settlement.

On December 10 2019, the Company issued 2,000,000 shares of common stock to a related party with a value of 40,000 for cash

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officers Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: April 8, 2021	By:	/s/ Craig Alford
Craig Alford
President
Chief Executive Officer

