Form 10-Q
period 2020-06-30
Barrel Energy Inc.
filed 2021-09-03
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _________ to _________

Commission File No.: 333-201740

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Ave Suite 200 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

(702) 595-2247 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	BRLL	OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

As of September 3,  2021 the Company had 312,694,984 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our condensed financial statements for the three and nine months period ended June 30, 2020 and 2019 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

BARREL ENERGY INC

CONDENSED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	Unaudited
ASSETS
Current assets:
Cash	$7	$--
		--
Total current assets	7	--
Right of use asset, operating lease, net of amortization- related party	3,877,385	--

Total assets	$3,877,392	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$--	$182
Accounts payable and accrued expenses	770,266	315,775
Accrued expense- related parties	411,905	121,425
Advances from shareholder	13,202	48,702
Convertible notes payable- net of unamortized debt discount	230,696	175,494
Notes payable	--	100,000
Operating lease liability, current portion- related party	301,720	--
Derivative liability	485,529	434,999
Total current liabilities	2,213,318	1,196,577

Notes payable	33,125	--
Operating lease liability-related party	3,650,915	--
Total liabilities	5,897,358	1,196,577

Commitment and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding
Common stock, $0.001 par value, 450,000,000 authorized, 172,652,495 issued and outstanding as of June 30, 2020 and 41,093,618 as of September 30, 2019	172,652	41,093
Additional paid in capital	18,547,075	870,515
Accumulated other comprehensive loss	--	(5,361)
Accumulated deficit	(20,739,693)	(2,102,824)
Total stockholders’ deficit	(2,019,966)	(1,196,577)

Total liabilities and stockholders ‘deficit	$3,877,392	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

BARREL ENERGY INC

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30,

(Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Operating expenses:
Consulting – related parties	$96,000	$87,155	$288,000	$264,681
Consulting	--	77,627	--	174,824
Lease expense-related party	150,580	--	451,500	--
General and administrative expense	78,524	154,647	126,404	306,788
Total operating expense	325,104	319,429	865,904	746,293

Loss from operations	(325,104)	(319,429)	(865,904)	(746,293)

Other income (expense)
Loss on debt settlement	(7,327)	--	(27,927)	--
Gain (loss) on foreign currency translation	--	--	(14,039)	(24)
Change in fair value of derivative liability	(786,534)	(45,570)	(1,164,683)	(16,796)
Amortization of debt discount	(15,709)	--	(132,793)	--
Financing cost	(47,500)	(117,394)	(79,000)	(271,098)
Gain on extinguishment of debt	28,418	--	30,922	--
Interest expense	(8,948)	(117,233)	(25,636)	(133,771)
Total other income ( expense)	(837,600)	(280,197)	(1,413,156)	(421,689)

Net loss	(1,162,704)	(599,626)	(2,279,060)	(1,167,982)

Deemed dividend from down round	--	--	(16,363,600)	--

Net loss attributable to common stockholders	$(1,162,704)	$(599,626)	$(18,642,660)	$(1,167,982)

Foreign currency translation adjustment	--	(349)	--	1,731

Comprehensive loss	$(1,162,704)	$(599,975)	$(18,642,660)	$(1,166,251)

Net loss per common share attributable to common stockholders, Basic and Diluted	$(0.01)	$(0.02)	$(0.27)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	99,923,247	38,371,853	69,488,265	35,320,524

The accompanying notes are an integral part of these unaudited condensed financial statements.

BARREL ENGERGY INC

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stock	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Income (Loss)	Deficit
Balance at September 30, 2018	12,301,332	$23,801	$272,638	$(354,510)	$(11,500)	$(6,857)	$(76,428)
Common stock issued for cash	13,502,000	25,002	998	--	--	--	26,000
Common stock issued for stock receivable	11,500,000	(11,500)	--	--	11,500	--	--
Common stock issue for service	175,000	175	131,075	--	--	--	131,250
Comprehensive income (loss)	--	--	--	--	--	3,420	3,420

Net loss	--	--	--	(507,637)	--	--	(507,637)

Balance at December 31, 2018	37,478,332	37,478	404,711	(862,147)		(3,437)	(423,395)
Stock issued for cash	440,286	440	219,703	--		--	220,143
Comprehensive income (loss)	--	--	--	--	--	(1,340)	(1,340)

Net loss	--	--	--	(61,719)	--	--	(61,719)

Balance at March 31, 2019	37,918,618	37,918	624,414	(923,866)	--	(4,777)	(266,311)
Common stock issued for cash	3,035,000	3,035	75,465	--		--	78,500
Common stock issued for convertible debt	140,000	140	4,760	--	--	--	4,900
Finance charges of notes	--	---	134,938	--	--	--	134,938
Deemed dividend of warrants	--	--	30,938	(30,938)	--	--	--
Comprehensive income (loss)	--	--	--	--	--	(349)	(349)

Net loss	--	--	--	(598,626)	--	--	(598,626)

Balance at June 30, 2019	41,093,618	$41,093	$870,515	$(1,553,430)	$--	$(5,126)	$(646,948)

Balance at September 30, 2019	41,093,618	$41,093	$870,515	$(2,102,824)	--	$(5,361)	$(1,196,577)
Common stock issued for cash	2,000,000	2,000	38,000	--	--	--	40,000
Common stock issued for debt	9,393,000	9,393	147,115	--	---	--	156,508
Deemed dividend on warrants	--	--	16,363,600	(16,363,600)	--	--	--
Foreign currency translation adjustment	--	---	--	--	--	(7,409)	(7,409)

Net loss	--	--	--	(140,857)	--	--	(140,857)

Balance at December 31, 2019	52,486,618	52,486	17,419,230	(18,607,281)	--	(12,770)	(1,148,335)
Common stock issued for debt	14,000,000	14,000	23,655	--	--	--	37,655
Effect of conversion of debt on APICs	--	--	113,577	--	--	--	113,577
Foreign currency translation adjustment	--	--	--	5,791	--	12,770	18,561

Net loss	--	--	--	(975,499)	--	--	(975,499)

Balance at March 31, 2020	66,486,618	66,486	17,556,462	(19,576,989)	--	--	(1,954,041)
Common stock issued for debt	106,165,878	106,166	(5,994)	--	--	--	100,172
Common stock returned to treasury	(10,000,000)	(10,000)	10,000	--	---	--	--
Common stock for inducement of debt	10,000,000	10,000	30,000	--	--	--	40,000
Effect of conversion of debt on APIC	--	--	956,607	--	--	--	956,607

Net loss	---	--	--	(1,162,704)	--	--	(1,162,704)

Balance at June 30, 2020	172,652,496	$172,652	$18,547,075	$(20,739,693)	$--	$--	$(2,019,966)

The accompanying notes are an integral part of these unaudited condensed financial statements

BARREL ENGERGY INC

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30,

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(2,279,060)	$(1,167,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative change in fair value	1,164,683	16,769
Amortization of debt discount	132,793	134,938
(Gain) on debt conversion	(30,922)	--
Loss on debt settlement	27,927	--
Financing cost	79,000	253,583
Right to use lease	227,599	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	625,808	11,644
Lease liability	(378,100)	--
Prepaid	--	33,333
Accrued expense- related party	290,480	64,361
Net cash used in operating activities	(139,792)	(653,354)

Cash flows from financing activities:
Bank overdraft	(182)	-
Cash received for the sale of common stock	40,000	323,643
Proceeds from notes payable	33,125	100,000
Proceeds from convertible notes payable	89,000	255,000
Repayment of related party advances and convertible note payable	(35,500)	(9,590)
Net cash provided by financing activities	126,443	669,053

Effects of exchange rate on cash	13,356	(6,632)

Net increase in cash	7	9,067
Cash – beginning of year	--	3,458
Cash – end of period	$7	$12,525

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$194,335	$--
Discount recorded on inception of derivatives	$--	$36,000
Common stock issued for notes payable	$100,000	$--
Transfer out of derivative liability upon conversion of debt	$1,070.181	$--
Deemed dividend from down round	$16,363,600	$--
Right to use lease	$4,104,984	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

BARREL ENERGY INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which was engaged historically in the oil and gas sector of the energy industry. In January 2019, the Company terminated the agreement. The Company entered into an agreement in the lithium exploration business but terminated the contract. The Company has leased land in central California to grow hemp for extracting CBD and the use of fiber in clothing and other materials. The Company has reengaged in the lithium battery business under new agreement subsequent to the filing of this report.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

CORRECTION OF ERRORS IN PREVIOUSLY REPORTED UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The Company has identified errors in financial statements issued for the interim periods December 31, 2019 and March 31, 2020. We are in the process of assessing the materiality of these errors in accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108. When the assessment is completed, we will take any necessary steps as soon as practicable.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our, suppliers, management, support staff and professional advisors. Although the Company’s operations are virtual, we depend on numerous third party consultants and contract suppliers so we cannot measure the impact on our operations or financial condition at this point in time.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited September 30, 2019 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of June 30, 2020 the potential shares at conversion outstanding was 91,892,145 consisting of conversion of debt to common stock of approximately 90,289,859 and conversion warrants to common stock of 1,602,286 compared to a total of 4,795,199 for the nine months ended June 30, 2019.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company’s significant estimates include the fair value of common stock issued for services, fair value of derivative liability, deemed dividend down round, the valuation of right to use asset and lease liability and valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Gain (Loss) on Modification/Extinguishment of Debt

In accordance with ASC 470, a modification or an exchange of debt instruments that adds or eliminates a conversion option that was substantive at the date of the modification or exchange is considered a substantive change and is measured and accounted for as extinguishment of the original instrument along with the recognition of a gain or loss. Additionally, under ASC 470, a substantive modification of a debt instrument is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantive modification is accounted for as an extinguishment of the original instrument along with the recognition of a gain or loss.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. In July 2018, the FASB issued ASU 2018-10 Leases, Codification Improvements and ASU 2018-11 Leases, Targeted Improvements, to provide additional guidance for the adoption of ASU 2016-02. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of ASU 2016-02. ASU 2016-02, ASU 2018-10, ASU 2018-11, (collectively, “Topic 842”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In December 2019, the Company adopted Topic 842 and made the following elections:

•	The Company did not elect the hindsight practical expedient, for all leases.
•	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.
•	In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, will not adjust its comparative period financial information or make the newly required lease disclosures for periods before the effective date.
•	The Company elected to not separate lease and non-lease components, for all leases.

On October 1, 2019, the Company recorded a Right of Use Asset of $4,104,985, a corresponding Lease Liability of $4,330,735 in accordance with Topic 842.

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

Derivative Instruments

Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s statements of operations.

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

Deemed Dividend

The Company issues instruments which contain a provision for the change in conversion price should a new instrument issued hold a conversion price lower than the conversion price of the instrument issued earlier. The provision lowers the conversion price to the new instrument triggering the down round feature and creates a deemed dividend. The deemed dividend is added to the net income or loss for the period and used in calculating the earnings per share for the period.

NOTE 2 - GOING CONCERN

The Company’s unaudited condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital of $2,213,311 and an accumulated deficit of $20,739,693 as of June 30, 2020. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern for at least one year from the issuance of these unaudited condensed financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, as, in part or whole, until the date of maturity into common stock of the Company at CAD $0.00275 per share. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017, the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. The note was amended through amendment #1 to establish the note’s principal and interest in US dollars from Canadian dollars at $82,496. The change from Canadian to US dollars on the rewritten note effectively eliminated the currency adjustments going forward. The note was further amended extending the closing date to June 30, 2020 and the conversion price to $0.00275, The Note was further amended with Amendment #2 adding $30,000 of principal to the note and extending the note till December 31, 2021. Various parts of the note were assigned to other individuals for partial payment of the note and their portions converted to common stock. As part of the amendments, the note holder receiving 10,000,000 shares of the Company’s stock with a value of $40,000. As of June 30, 2020, the principal balance was USD $33,764 plus accrued interest of USD $29,378 for a total liability of USD $63,142.

On November 12, 2018, the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $10,000, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. An interest amount of $2,184 has been accrued along with a principal balance of $4,922 as of June 30, 2020. As of June 30, 2020 the note is in default and no litigation pending.

On May 15, 2019, the Company issued a $100,000 convertible note plus 500,000 warrants to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 12% per annuum. The note is convertible at any time, at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. Interest of $15,151 has been accrued along with principal of $82,703 as of June 30, 2020. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. As of June 30, 2020 the note is in default and no litigation pending. (See Note 6: Warrants)

On May 16, 2019, the Company issued a $125,000 convertible note and 625,000 warrants to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible in part or whole, at $0.25 per share for the first 180 days or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. Interest of $9,861 has been accrued along with a principal balance of $90,307 as of June 30, 2020. The warrants are convertible at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. As of June 30, 2020 the note is in default and no litigation pending. (See Note 6: Warrants)

On June 26, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $19,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of June 30, 2020 the outstanding balances included principal of $19,000 plus interest of $19.

As of June 30, 2020 the Company calculated the derivative liability of $485,529 using a closing price of $0.007 volatility of 310%, conversion prices of $0.00175 to $0.10, dividend of 0.00 and discount rate of 1.8% and expensed $64,056 in debt discount. (See Note 8 Derivative)

During the nine months ended June 30, 2020 the Company issued 129,558,878 shares of common stock with a value of $294,335 for the reduction of convertible notes. The Company further determined the difference between the value of the issuance at date of issuance and the conversion price of the shares.

NOTE 4 – RELATED PARTY

During the period ended December 31, 2018 Harpreet Sangha, the Company’s Chairman and Chief Financial Officer, entered into an agreement and purchased 10,000,000 shares of the Company’s common stock for $10,000 and Craig Alford, the Company’s President, who entered into an agreement and purchased 4,000,000 shares of the Company’s common stock for $4,000. On June 24, 2020 Harpreet Sangha returned the 10,000,000 shares to the Company.

During the year ended September 30, 2019, the Company signed a land lease agreement for the production of hemp. The lease is a 10 year lease with annual payments of $602,000 and was modified for the initial payments of $301,000 each in May and June 2020. A director of the Company is related to the owner of the land leased. (See Note 7: Operating Lease)

On June 26, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $19,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of June 30, 2020 the outstanding balances included principal of $19,000 plus accrued interest of $19.

During the nine months ended June 30, 2020 the Company accrued $333,000 and paid $42,521 in consulting fees for three officers resulting in a balance of $411,905 due the related parties.

From  time to time during the duration of the Company, related parties have advanced the Company funds to continue operations. As of June 30, 2020 $13,202 was owed to a former officer and director of the Company.

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

During the year ended September 30, 2019 the Company with the note holder agreed to convert a note in Canadian dollars to US dollars. Based on the conversion during the year ended September 30, 2019, the Company did not incur a foreign currency translation adjustment during the period ended June 30, 2020.

During the nine months ended June 30, 2020 the Company issued 10,000,000 shares of common stock with a value of $40,000 to a note holder to induce the amendment of the note.

During the nine months ended June 30, 2020 the Company issued 129,558,878 shares of common stock with a value of $294,335 for the reduction of the convertible notes. The conversion created an increase to paid in capital of $1,070,184 offset by reduction in derivative liability. The Company further determined the difference between the value of the issuance at date of issuance and the conversion price of the shares which reduced the paid in capital by $30,922 with offset to debt extinguishment and interest.

During the nine months period ended June 30, 2020, the Company issued 2,000,000 shares of common stock to a related party with a value of $40,000 for cash.

On June 24, 2020, a related party returned 10,000,000 shares to the Company treasury at par value.

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

The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant of $0.11 - $0.50 per share, exercise price of $0.20 per share, volatility of 272.63% and discount rate of 2.40%. The fair value of the warrants was determined to be $314,365 as of September 30, 2019.

The 1,125,000 warrants provided a provision that adjusted the conversion price if any other convertible instrument provides for a lower conversion price. As the Company agreed to the conversion price on a convertible note at $0.00275 during the quarter ended December 31, 2019, the warrants became eligible for that conversion price and triggered a down round and deemed dividend of $16,363,600.

The outstanding warrants are set out as follow:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at September 30, 2019	1,602,286	$0.29	3.32	$--
Granted				--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30, 2020	1,602,286	$0.29	2.57	$--

NOTE 7 – NOTES PAYABLE

On November 15, 2018, the Company received an advance from one non-related party for $65,000. On December 3, 2018, the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest. The Company has calculated an imputed interest of $2,500 as of September 30, 2019. During the quarter ended December 31, 2019 the Company issued 800,000 shares of common stock with a value of $100,000 for the payment of the note and implied interest.

During the nine months period ending June 30, 2020 the Company issued 3 notes totaling $33,125. The notes all mature in two years of issuance with one note for $10,000 bearing 20% interest and the balance bearing 10% interest per annum.

NOTE 8- DERIVATIVE LIABILITIES

On November 12, 2018, the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annuum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance. As of June 30, 2020, using the following key inputs: market price of the Company’s common stock $0.007 per share, conversion rate of 0.00195, volatility of 310% and discount rate of 1.80%. The fair value of the derivative liability was determined to be $18,197 as of June 30, 2020.

On May 15, 2019, the Company issued a $100,000 convertible note to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annuum. The note is convertible at any time, at 5% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance. As of June 30, 2020, using the following key inputs: market price of the Company’s common stock $0.007 per share, conversion rate of 0.00175, volatility of 310% and discount rate of 1.80%. The fair value of the derivative liability was determined to $223,518 as of June 30, 2020.

On May 16, 2019, the Company issued a $125,000 convertible note to FirstFire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annuum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance. As of June 30, 2020, using the following key inputs: market price of the Company’s common stock $0.0071 per share, conversion price of 0.00216 volatility of 310% and discount rate of 1.80%. The fair value of the derivative liability was determined to $243,814 as of June 30, 2020.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2019 and June 30, 2020:

	Level 1	Level 2	Level 3	Total
As of September 30, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$434,999	$434,999

As of June 30, 2020:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$485,529	$485,529

The following table summarizes the change in the fair value of the derivative liability during the nine months ended June 30, 2020:

Fair value as of September 30, 2019	$434,999
Loss on debt at conversion	(43,969)
Conversion of debt	(1,070,184)
Change in fair value	1,164,683
Fair value as of June 30, 2020	$485,529

NOTE 9 – OPERATING LEASE

On May 14, 2019, the Company signed a land lease in central California for 602 acres at $1,000 per acre to grow hemp for fiber usage. The lease is for 10 years with annual costs of $602,000 with the initial payment of $301,000 on March 30, 2020 and second payment of $301,000 on June 30, 2020 with the balance of the annual payments being made on April 1 of each subsequent year. The lease holder is a related party to one of the directors of the Company. As of June 30, 2020 the Company has accrued $667,170 of unpaid lease payments as accounts payable. The lease terminates in May 2029. As of June 30, 2020 the Company recorded a right of use asset of $3,877,385 and operating lease liability of $3,952,635 with a lease expense for the three and nine months of $150,580 and $451,500, respectively.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year ended September 30,
2020	$602,000
2021	$602,000
2022	$602,000
2023	$602,000
2024 and years thereafter	$3,612,000
Total lease payments	$6,020,000
Less present value discount	$(2,067,365)
$3,952,635
Less operating lease short term	$(301,720)
Operating lease liability, long term	$3,650,915

As noted in the recent accounting pronouncements the Company adapted ASC 842 on October 1, 2019 using the modified retrospective approach and has elected the practical expedient package by allowing for historical lease classification for this lease as the date of transition. The present value calculation discount rate used is the rate of 7% at which the Company can borrow funds.

NOTE 10 – SUBSEQUENT EVENTS

On July 17, 2020, the Company issued a convertible note to Harp Sangha for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On September 11, 2020, the Company issued a convertible note to Harp Sangha for $45,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

During the period from July 1, 2020 to September 30, 2020 the Company issued 126,917,488 shares of common stock to one convertible debt holder with a value of $112,314 for the conversion of debt.

On December 23, 2020, the Company issued a convertible note to EROP Capital for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share or 70% of the lowest trade five days prior to conversion.

On December 31, 2020, the Company issued a convertible note to Harp Sangha for $30,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On February 5, 2021, the Company issued a convertible note to EROP Capital for $115,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share or 70% of the lowest trade five days prior to conversion.

On February 9, 2021, the Company entered into a Memorandum of Understanding with Rosh Energy Technology Pvt, Inc. Under the terms of the agreement the Company will provide the capital for the manufacturing of lithium batteries in India.

On February 10, 2021, the Company issued a convertible note to Harp Sangha for $324,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

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

On March 3, 2021, the Company issued a convertible note to Harp Sangha for $250,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On March 4, 2021, the Company signed a memorandum of Understanding with American Lithium Minerals, Inc. Under the terms of the agreement, AMLM will assist in the development of lithium battery technology in the US and India including the manufacturing, assembly, distribution and recycling of Lithium batteries.

On March 12, 2021, the Company entered into an agreement with Crown Bridge Partners, LLC whereby the remaining balance of the note dated November 12, 2018 and any remaining warrants of 28,800 issued to Crown Bridge are extinguished. In addition Crown Bridge will instruct the Company transfer agent to cancel 8,330,420 shares held by Crown Bridge by March 17, 2021,

On March 12, 2021, the Company entered into an agreement with First Fire Global Opportunities Fund, LLC whereby the remaining balance of the note dated May 28, 2019 with principal of $125,000 and a remaining warrants of 625,000 issued to First Fire are extinguished. The Company issued 2,000,000 shares with a value of $145,000 for final settlement and payment of all principal, interest and penalties, plus the cancellation of any reserve shares held by First Fire with the Company’s Transfer Agent.

During the period from February 2, 2021 to March 31, 2021 the Company issued 24,520,420 shares of common stock to three convertible debt holders for the conversion of debt.

On March 29, 2021, the Company issued a convertible note to EROP Capital for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On April 1 2021, the Company issued a convertible note to EROP Capital for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On June 30, 2021 the Company issued a convertible note to EROP Capital for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On July 12, 2021, the Company issued a convertible note to EROP Capital for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On July 28, 2021, the Company issued a convertible note to EROP Capital for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On August 2, 2021 the Company issued 9,400,000 shares of common stock for the conversion of debt of $9,000 and accrued interest of $16,850 for a total value of $25,850.

The Company has evaluated subsequent events to determine events occurring after June 30, 2020 through September 3, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

On November 26, 2019, the Company entered into a non-binding Letter of Intent with ZB Holdings, Inc. (“ZB”) to acquire the assets of ZB pursuant to a definitive agreement to be formalized. ZB, , is a consumer products company in the business of producing and marketing sporting goods apparel and safety apparel through a proprietary and trademarked design and production technique. As of June 30, 2020 the agreement has been terminated by the Company.

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

On March 4, 2021 the Company signed a memorandum of Understanding with American Lithium Minerals, Inc. Under the terms of the agreement, AMLM will assist in the development of lithium battery technology in the US and India including the manufacturing, assembly, distribution and recycling of Lithium batteries.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our, suppliers, management, support staff and professional advisors. Although the Company’s operations are virtual, we depend on numerous third party consultants and contract suppliers so we cannot measure the impact on our operations or financial condition at this point in time.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

At June 30, 2020, we had an accumulated deficit of $20,739,693. We recorded a net loss of $1,162,704 and $2,279,060 for the three and nine month periods ended June 30, 2020 and net loss of $599,262 and $1,167,982 for the same periods in 2019, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital deficit was $2,213,311 as of June 30, 2020, compared to working capital deficit of $1,196,577 as of September 30, 2019.

Cash used in operations totaled $139,792 during the nine months ended June 30, 2020, compared to cash used in operations of $653,354 during the same period in 2019.

Funds provided by financing activities was $126,443 with common stock sold for cash of $40,000, proceeds from notes of $139,000, offset by repayment of debt related party of $35,500 for the nine months period ended June 30, 2020, compared to cash provided by financing activities of $669,053 consisting of stock sold for cash of $323,643, note payable of $100,000, Convertible debt of $255,000 offset by repayment of advances from related party of $9,590 during the same period in 2019.

The effect of foreign currency translation on cash flows was a positive $13,356 for the nine months period ended June 30, 2020, compared to a negative $6,632 in the same period in 2019. The effect of currency was largely due to conversion of a note from Canadian to US dollars in 2020.

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

Results of Operations

The Company recorded no revenue during the three and nine months periods ended June 30, 2020 and 2019.

Operating expenses for the three and nine months periods ended June 30, 2020 totaled $325,104 and $865,904 compared to $319,429 and $746,293 for the same periods in 2019. The increase loss from operations for the three and nine months in 2020 compared to 2019 was due to the rent expense of $150,580 and $451,500 during the three and nine months period ended June 30, 2020.

Other expense for the three and nine months ended June 30, 2020 was $837,600 and $1,413,156 compared to $599,626 and $1,167,982. Changes between the periods were due mostly to changes in fair value of derivative liabilities, financing costs and interest expense.

The Company incurred a net loss of $1,162,704 and $2,279,060 the three and nine months periods ended June 30, 2020, compared to net loss of $599,626 and $1,167,982 for the same periods in 2019. The higher nine months net loss was due to rent expenses incurred in the three and nine months period ended June 30, 2020 compared to the same period in 2019.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended June 30, 2020 the Company issued 10,000,000 shares of common stock with a value of $40,000 to a note holder to induce the amendment of the note.

During the nine months ended June 30, 2020 the Company issued 129,558,878 shares of common stock with a value of $294,335 for the reduction of the notes.

During the nine months period ended June 30, 2020, the Company issued 2,000,000 shares of common stock to a related party with a value of 40,000 for cash.

On June 24, 2020, a related party returned 10,000,000 shares to the Company treasury at par value.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES

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

BARREL ENERGY, INC.

Date: September 3, 2021	By:	/s/ Craig Alford
Craig Alford
President
Chief Executive Officer

23