Form 10-K
period 2020-09-30
Barrel Energy Inc.
filed 2022-02-07
CIK 1631463

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the Company has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit such files). Yes ☐      No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 4, 2022, there were 312,694,984 shares of common stock, par value $.001, outstanding. The aggregate number of shares of the voting stock held by non-affiliates on March 31, 2020 was 49,986,616 with a market value of $204,945. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

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

2

ITEM 1

BUSINESS

Barrel Energy Inc (“Barrel” or the “Company”) was incorporated on January 27, 2014, under the laws of the State of Nevada. The Company was formed to invest in the energy sector. On September 26, 2014, the Company leased the Bison Property, an unproven oil and gas project in the province of Alberta, Canada. The Bison property is comprised of four sections of interest (land totaling 2,560 acres located in northwestern Alberta in an area called the Peace River Arch an area known for its prolific oil and natural gas wells and is one of the most desirable light oil and natural gas liquids drilling areas in North America.

On October 11, 2018, the Company entered into an Earn-In Agreement with True Grit Resources, a British Columbia corporation (“TGR”), an unrelated third party. In exchange for the stepped payments by the Company, Barrel could earn of to 100% participation interest in certain mineral rights leases that TGR held in Arizona. The Company was to earn a 70% interest by expending a cumulative $1,400,000 on the property and to secure the 100% participation interest. The Company was required to expend a cumulative amount of payments and property expenditures of $2,400,000.

On November 5, 2018, the Company received an extension for the initial payments of $400,000 to maintain the earn in agreement. On January 19, 2019, after a thorough review of supporting information on the project, the Company terminated the earn-in agreement with True Grit Resources.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock to 450,000,000.

On May 14, 2019, Barrel entered into a 10 year land Lease with Crocker Acana, LLC on 602 acres of land in Tehama County, California. The Company’s intent was to farm the land to grow hemp, which required a permit from the Tehama County government. A permit was not acquired and after thorough examination of the State and Federal regulations, the Company has not yet reapplied.

On November 26, 2019, the Company entered into a non-binding Letter of Intent with ZB Holdings, Inc. (“ZB”) to acquire the assets of ZB pursuant to a definitive agreement to be formalized. ZB, with headquarters, manufacturing and distribution facilities located in Katy, Texas, is a consumer products company in the business of producing and marketing sporting goods apparel and safety apparel through a proprietary and trademarked design and production technique. Under the proposed transaction, the Company was to acquire 100% of the assets of ZB, and ZB was to acquire 40% of the fully diluted shares of common stock of the Company. The transaction could be terminated if not completed by March 31, 2020. The transaction was terminated.

In early April, 2020 the Company reviewed the changing business landscape brought about by the Covid-19 pandemic. Oil prices had dropped considerably and the sporting activities nearly came to a full stop with cancellation of events across the country. On April 7, 2020, the Company decided to cease its plans to acquire ZB Holdings and terminate the conditions of the Letter of Intent. On April 7, 2020, the Company also relinquished any further claim or work commitments on the Bison Oil and Gas Project in Northern Alberta.

Barrel’s Main Product and Focus

At present, the Company does not have any production of a commercial product and the Company has not earned any revenues to date. The Company has divested itself of various ventures and future plans are to engage in the exploration and production of supporting products for Electric Vehicles, which would include both battery materials, such as Lithium Carbonate or Lithium Hydroxide, and battery production.

The Company is returning its focus, targeting areas with potential economic concentrations of Lithium, Cobalt and Graphite, that will be in critical demand to service the energy needs of high growth battery materials.

The growth in demand for lithium batteries is predicted to outpace the lithium production in the coming decade. Lithium-ion batteries for the automotive industry are expected to advance demand to nearly unserviceable levels. These industry trends enhance the Company’s new business model.

Market and Industry

Interest in Lithium ore is very high with Lithium being extracted from primarily two sources: pegmatite crystals and lithium salts from brine pools. Currently, the world’s five top producers of Lithium are Australia, Chile, China, Argentina and Zimbabwe.

In 2019 worldwide production totaled approximately 77,000 metric tons, with the top 3 countries contributing the majority of the global production. Much of the current production of Lithium (i.e. Australia) is from conventional mining techniques of ancient Precambrian rocks containing Lithium ore, which is crushed and fed into capital intensive processing plants to upgrade the lithium mineral using gravity, flotation, magnetic and roasting processes.

Alternatively, Lithium production in Chile and Argentina uses a much less capital intense method. Lithium is located beneath flat, arid salt flats. The Lithium leaches from nearby source rocks and concentrated in salty brines, just under the surface. Here, Lithium enriched brines are pumped to settle on hundreds of shallow surface evaporation pools, which produces a thicker Lithium rich liquid. That liquid is treated with sodium carbonate, precipitating lithium carbonate.

Lithium brine development has proven to be faster to start production than the hard rock mine counterparts. Brine is a liquid, which means, drilling to find it is more akin to drilling for water. Once a Lithium Brine is identified, the continuity is more straightforward to understand and quantify than the typically irregular pegmatite body. New direct Lithium extraction techniques being developed will help minimize the environmental impact of Brine production.

Lithium clay deposits represent a significant and as yet untapped natural resource. Along with lithium brines and pegmatites, the clay can supply the exponentially growing lithium battery market for electric vehicles, as well as for laptops and cell phones. Current indications are that lithium clay deposits have favorable economics that are comparable to large lithium brine projects in Argentina and Chile.

Lithium (Li) is a soft silver-white metal. With an atomic number of 3, it is the lightest of the metals, only the gases Hydrogen (atomic number 1) and Helium (atomic number 2) being lighter. Light weight Lithium has many applications, but the metal is a perfect replacement of the much heavier Nickel used in most large batteries. Lithium batteries also have a high charge density, a longer life and are rechargeable.

The Lithium market has typically been dominated by the ceramic and medical sector. However, 2015 presented a marked change in the market as the demand for Lithium for the battery market outstripped any other sector.

At the moment, the main lithium-ion battery-makers are Samsung and LG of South Korea, Panasonic and Sony of Japan, and ATL of Hong Kong. China has many battery factories being built furthering the demand for Lithium.

Lithium is not traded publicly and is usually distributed in a chemical form such as Lithium carbonate (Li2CO3. It is sold directly to end users for a negotiated price per ton. The price increased greatly in 2018 and has since contracted, however prices are projected to rise with coming demand.

General Market Trends

For Lithium, Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric cars and larger scale electric storage. The growth in demand for lithium batteries is predicted to far outpace lithium production in the coming decade. In particular, Lithium-ion batteries for the automotive industry is expected to advance demand to nearly unserviceable levels.

Goldman Sachs predicted that the market consumption could very well triple from the current production by 2025. Just a 1% increase of Electric Vehicles could increase lithium demand by roughly half of the todays lithium production. The largest Lithium producers, SQM, FMC and Albemarle are increasing production, but such efforts are predicted to fall short of the on-coming demand.

Tesla’s mile long Gigafactory started producing powerful Lithium-ion batteries in 2017 with their partner Panasonic. The Gigafactory is expected to supply batteries for the 500,000 cars Tesla hopes to produce by the end of the decade, as well as to power homes. Additionally, Chrysler, Dodge, Ford, GM, Mercedes-Benz, Mitsubishi, Nissan, Saturn, Tesla and Toyota have all announced plans to build lithium-ion battery powered cars. Preorders of the new Tesla model 3 have sold out to 400,000 and are currently in production. Elon Musk has stated that Tesla will have to acquire the entire lithium market to meet the current demands.

Environmental policy data trends point to future energy development that is characterized by being efficient, sustainable and clean. These policy changes and Battery technology innovations such as higher charge density and reductions in weight, charge time and cost have precipitated a pivot in the Auto Industry to Electric Vehicle (EVs).

Key Countries that have announced major policy changes that will affect the sector are:

France & Britain – to end sales of gas and diesel cars by 2040, Germany to follow Scottish Government – phase out gas and diesel cars by 2032

India – announced it would end sales of gas and diesel cars by 2030

Norway & Netherlands – to end sales of gas and diesel cars by 2025

Austria, Denmark, Ireland, Japan, Portugal, Korea and Spain have all set official targets for electric car sales.

China announced it will set a deadline for the end of fossil fuel powered vehicles.

The Demand

Global demand for these key materials is expected to rise dramatically over the next decade. The outlook for Lithium will outstrip production with global demand for Lithium expected to increase 650% by 2027. Market demand for Lithium has been predicted to be 470,000 metric tons by 2025.

Barrel Energy is aware that most analysts see an upcoming bull market for Lithium, Cobalt and Graphite and sourcing of the raw materials for the Lithium-ion battery supply chain is a strategic focus for the company. Lithium is set to be one of the world’s hottest commodities and is attracting the eye of investors who are searching for Battery Metal explorers and production companies that would allow them to get in on the ground floor of the renaissance in Energy Technology.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

Not applicable.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will also be subject to regulation by the Alberta Energy Regulator (AER). We will be required to apply to the AER to obtain drilling permits for wells on our Bison leases. We are subject to the guidelines of the area in which we have leased the land to grow hemp and have not been able to commence operations waiting for the jurisdiction to publish the guidelines required to commence operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees. Harpreet Sangha acts as our Chairman and Chief Financial Officer and Craig Alford as our Chief Executive Officer. We had employment agreement which all expired on September 30, 2020. The Company has not renewed or created new consulting agreements as of today as the officers will bill for their time until new agreements are in place.

Item 1A: Risk Factors

Not Applicable

Item 1B: Unresolved Staff Comment.

None

Item 2: Description of Property

Our operations are currently being conducted out of the premises at 8275 S. Eastern Ave- Suite 200 Las Vegas, NV 89123 at no cost to the Company.

Item 3: Legal Proceedings

On November 12, 2018, Barrel Energy, Inc (“Barrel Energy”) entered into a convertible promissory note with Crownbridge Partners, LLC (“Crownbridge”) with the principal amount of $36,000.00 and an effective annual interest rate of 5%. The note had an Original Issue Discount of $3,500.00 to cover accounting fees, due diligence fees, monitoring, and other transactional costs incurred in connection with the purchase and sale of the note, bringing the purchase price on the note to $32,500.00. The note also allowed Crownbridge the right to convert any outstanding amount on the note after 180 days from the issuance date. The conversion provision on the note provided a conversion discount of 45%. On March 12, 2021, Barrel Energy entered into a settlement agreement with Crownbridge, calling for the cancellation of 8,330,420 shares, and cancelling all debts and obligations owed under the note. As of 12/31/2021, pursuant to the Crownbridge engagement letter, the amount due to the firm from Barrel Energy is $199,930.08 dollars based upon a contractual provision, awarding the firm a percentage of the savings of the settlement. The $199,930.08 is derived from the taking the cancelled 8,330,420 shares and multiplying it by 16%, the value of the Barrel Energy stock trading on the date of the settlement agreement (March 12, 2021), and then multiplying that amount by 15%, which represents the percentage of savings the firm is entitled to that was agreed upon in the Crownbridge engagement letter.

On May 16, 2019, Barrel Energy entered into a convertible promissory note with FirstFire Global Opportunities Fund, LLC (“FirstFire”) with the principal amount of $125,000.00 and an effective annual interest rate of 7%. The note had an Original Issue Discount of $12,500.00 to cover accounting fees, due diligence fees, monitoring, and other transactional costs incurred in connection with the purchase and sale of the note, bringing the purchase price on the note to $112,500.00. The note also allowed FirstFire the right to convert any outstanding amount on the note after 180 days from the issuance date. The conversion provision on the note provided a conversion discount of 40%. On March 12, 2021, Barrel Energy entered into a settlement agreement with FirstFire, calling for the cancellation of 1,157,000 shares, and cancelling all debts and obligations owed under the note. As of 12/31/2021, pursuant to the FirstFire engagement letter, the amount due to the firm from Barrel Energy is $27,768.00 dollars based upon a contractual provision, awarding the firm a percentage of the savings of the settlement. The $27,768.00 is derived from the taking the cancelled 1,157,000 shares and multiplying it by 16%, the value of the Barrel Energy stock trading on the date of the settlement agreement (March 12, 2021), and then multiplying that amount by 15%, which represents the percentage of savings the firm is entitled to that was agreed upon in the FirstFire engagement letter.

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

The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2019	$0.145	$0.06
June 30, 2019	0.51	0.08
March 31, 2019	1.65	0.40
December 31, 2018	3.00	0.12
September 30, 2020	0.0077	0.0021
June 30, 2020	0.0135	0.0020
March 31, 2020	0.200	0.002
December 31, 2019	0.250	0.100

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of September 30, 2020, there were 97 holders of record of the Common Stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Our Certificate of Incorporation authorizes the issuance of up to 450,000,000 shares of common stock, par value $0.001 per share. The common stock is listed on the OTC Pink Sheet market and initial trade commenced on July 6, 2017.

During the year ended September 30, 2020 the Company issued 800,000 shares of common stock with a value of $100,000 for note conversion.

During the year ended September 30, 2020 the Company issued 2,000,000 shares of common stock with a value of $40,000 for cash.

During the year ended September 30, 2020 the Company issued 257,736,366 shares of common stock with a value of $405,849 for the conversion of convertible debt.

During the year ended September 30, 2020 the Company agreed to issue 10,000,000 shares of common stock with a value of $40,000 for the inducement to extend a note payable. The shares have not been issued as of September 30, 2020 and are carried as a stock not issued.

During the year ended September 30, 2020, 10,000,000 shares of common stock were returned by a relate party to Treasury.

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 450,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2020 and 2019, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance United States Generally Accepted Accounting Principles.

Results of Operations

The following results of operations, cash flows and changes in our financial position are for years ended September 30, 2020 and 2019.

The Company had no revenue for the years ended September 30, 2020 and 2019.

Operating expenses during the years ended September 30, 2020 were $1,041,610 and $1,100,880 for 2019. The decrease in expenses in year ended September 30, 2020 was due mostly to a reduction in consulting, professional and marketing costs offset by an increase in accrued rent expense of $377,170.

Other expense during the year ended September 30, 2020 was $1,703,954 compared to other expense of $616,496 for the same period in 2019. Other expense in 2020 primarily consisted of interest expense of $30,526 change in fair value of derivative liability of $1,380,545, financing costs of $120,530, amortization of debt discount of $132,793 and loss on debt settlement of $27,927. The change in fair value of derivative liability was the significant difference between 2020 and 2019.

The Company incurred a net loss of $2,745,564 in the year ending September 30, 2020, compared to a net loss of $1,717,376 for the same period in 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had current assets of zero. The company has $1,762,299 in current liabilities, resulting in negative working capital of $1,762,299. As of September 30, 2020, the Company had an accumulative deficit of $21,206,197 of which $16,363,600 was a deemed dividend based on a down round of warrant conversion prices.

Cash used in operating activities was $140,549 for the year ended September 30, 2020 compared to $683,639 for the year ended September 30, 2019. The increase in the loss to $2,745,564 in 2020 from $1,717,376 in 2019 was offset by increased change in fair value of derivative liability of $1,380,545 plus increased accounts payable of $615,045 in 2020 was primary in reducing cash used by $543,090 from 2019 to 2020.

Cash provided by financing activities as of September 30, 2020 was $126,510 which was the repayment of advances from related parties of $35,500 plus cash from the sale of common stock of $40,000, proceeds from issuance of convertible notes of $89,000 and notes payable of $33,125 compared to cash provided of $668,554 in 2019 which was mainly due to proceeds from the sale of common stock for cash of $323,643 plus proceeds from convertible debt of $229,000, note payable of $100,000 and advances from related party of $15,911.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $21,206,197 and negative working capital (excess of current liabilities over current assets) of $1,762,299. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting Policies

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

Foreign currency translation

The Company’s functional currency and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with ASC-830-Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company’s significant estimates include the fair value of common stock issued for services, fair value of derivative liability, deemed dividend down round, the valuation of right to use asset and lease liability and valuation allowance for deferred tax assets.. Actual results could differ from those estimates.

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

Basic and diluted net loss per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of September 30, 2020 the potential shares at conversion outstanding was 69,518,520 consisting of conversion of debt to common stock from derivative calculation of approximately 67,916,234 and conversion warrants to common stock of 1,602,286 compared to a total of 25,155,126 for the year ended September 30, 2019.

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

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021 with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Derivative Instruments

Derivative financial instruments are recorded in the accompanying balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s statements of operations.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 29, 2021, Fruci & Associates II, PLLC (“Fruci”) was dismissed as the Company’s independent registered public accounting firm.

Fruci issued audit reports on the Company’s financial statements for the year ended September 30, 2019.

The Fruci report on the financial statements of the Company for the fiscal year ended September 30, 2019 did not contain an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles.

The Fruci report on the financial statements of the Company for the fiscal year ended September 30, 2019 contained a going concern explanatory paragraph.

During the Company’s three most recent fiscal years and any subsequent interim period preceding Fruci’s dismissal, there were no reportable events or disagreements with Fruci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Fruci, would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report.

The Company has provided a copy of this disclosure to Fruci and requested that Fruci furnish the Company with a letter, within the time periods prescribed by Item 304(a)(3) of Regulation S-K of Securities and Exchange Act of 1934, addressed to the Securities and Exchange Commission stating whether Fruci agrees with the statements made by the Company and, if not, stating the respects in which Fruci does not agree.

On May 20, 2021, the Board of Directors of the Company approved the appointment of and engaged RBSM, LLP (“RBSM”) as the Company’s new independent registered public accounting firm, subject to the completion of final acceptance procedures.

During the two most recent fiscal years and the interim period preceding our engagement of RBSM, we did not consult with them on any matter described in Item 304(a)(2) of Regulation S-K.

Item 9A: Controls and Procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and thus, are not effective as of September 30, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

•	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is only reviewed quarterly by an outside audit firm
•	Lack of Audit Committee, independent directors and financial experts
•	Lack of effective control instituted over financial disclosures and report process

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

Name and Address	Age	Position(s)

Harpreet Sangha	57	Chairman & Director
8275 S. Eastern Ave
Suite 200
Las Vegas, NV 89123

Craig Alford	59	CEO & Director
8275 S Eastern Ave
Suite 200
Las Vegas, NV 89123

Lowell Holden	79	Director
8275 S Eastern Ave
Suite 200
Las Vegas, NV 89123

Stuart Philip Hensman	73	Director
8275 S Eastern Ave
Suite 200
Las Vegas, NV 89123

Manra Singh Janda	35	Director
8275 S Eastern A
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

On June 7, 2019, Sonny Manra Singh Janda was elected as a Director of the Company.

On June 17, 2019, Lowell Holden was appointed Chief Financial Officer and a Director of the Company. Harpreet Sangha resigned as Chief Executive Officer and Chief Financial Officer remaining as Chairman and a Director of the Company and Craig Alford became Chief Executive Officer of the Company.

On October 23, 2018, Gurminder Sangha resigned as President, Corporate Secretary and Director of Barrel Energy, Inc. On November 12, 2018 Jurgen Wolf resigned as Chief Financial Officer and Director of the Company. Gurminder Sangha and Jurgen Wolf held their offices/positions since the inception of the Company until their resignation.

On August 24, 2020, the Company accepted Manraj Singh Janda’s resignation as a director of the Company.

On October 1, 2020, Lowell Holden resigned as CFO and a director of the Company.

HARPREET SANGHA: CHAIRMAN, CHIEF FINANCIAL OFFICER AND DIRECTOR

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

STUART PHILIP HENSMAN

Stuart Philip Hensman, age 72, holds a Bachelor of Arts degree, from the University of Winnipeg and a Master of Science From Loughborough University, U.K. Mr. Hensman was chairman and CEO of Scotia Capital (USA) based in New York from 2000 to 2002. He was previously Managing Director (Equities) for Scotia Capital Inc based in London from 1987 to 1999. Before working for Scotia, Mr. Hensman was an investment analyst and portfolio manager for Sun Life Assurance Co. in Toronto from 1981 to 1986.

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

Nominating Committee

There is no nominating committee.

Audit Committee

There is no audit committee.

Item 11: Executive Compensation.

Currently, our officers and directors are serving with set annual compensation as noted in the table below.

The officers and directors are reimbursed for any out-of-pocket expenses that they incur on our behalf. We also do not currently have any benefits, such as health or life insurance, available to our employees.

SUMMARY COMPENSATION TABLE

Name	Years	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)
Stuart Hensman, Director	2020 2019	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Lowell Holden, CFO and Director (3)	2020 2019	72,000 18,000	-- --	-- --	-- --	-- --	-- --	72,000 18,000
Harpreet Sangha, Chairman and Director (1)	2020 2019	180,000 193,000	-- --	-- -- --	-- -- --	-- -- --	-- -- --	180,000 193,000 ---
Craig Alford, CEO and Director (2)	2020 2019	132,000 82,000	-- --	-- --	-- --	-- --	-- --	132,000 82,000
Sonny Manra Singh Janda, Director	2020 2019	-- --	-- --	-- --	-- --	-- --	-- --	-- --

(1)	Mr. Sangha received $51,500 in cash and accrued $128,500 in compensation for a total of $180,000.
(2)	Mr. Alford accrued $132,000 in compensation and received no cash.
(3)	Mr. Holden through Mayday Management accrued $72,000 in compensation and received no cash.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Harpreet Sangha 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	9,000,000	2.76%
Craig Alford 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	4,000,000	1.23%
Sonny Manra Singh Janda 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	3,500,000	1.07%
Lowell Holden 8275 S Eastern Ave, Suite 200 Las Vegas, NV 89123	-00-	-00-

All Officers and Directors as a group	16,500,000	5.06%

Item 13: Certain Relationships and Related Transactions

During the years ended September 30, 2019 and 2018 the Company’s operations conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Gurm Sangha, the former President, Director made these premises available to the Company rent-free.

During the year ended September 30, 2019 the Company paid or accrued related parties consulting fees of $538,176 of which Harp Sangha was paid and accrued $193,000, Craig Alford was paid and accrued $82,000 and Lowell Holden through Mayday Management accrued $18,000. Under the terms of their consulting agreements Mr. Alford is entitled to $82,000 for the period and Mr. Sangha $180,000 and Lowell Holden (Mayday Management) is entitled to $18,000. As of September 30, 2019 the Company owed the related parties $121,425 in accrued consulting.

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

During the year ended September 30, 2019, the Company signed a land lease agreement for the production of hemp. The lease is a 10 year lease with annual payments of $602,000 and was modified for the initial payments of $301,000 each in May and June 2020. A director of the Company is related to the owner of the land leased. (See Note 12: Operating Lease)

On June 26, 2020, the Company issued a convertible note to Harp Sangha for $21,500 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. The note has accrued interest of $448 as of September 30, 2020.

On July 17, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of September 30, 2020 the outstanding balances included principal of $25,000 plus interest of $411.

On August 11, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $45,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of September 30, 2020 the outstanding balances included principal of $45,000 plus interest of $493.

During the year ended September 30, 2020 the Company accrued $332,400 and paid $51,600 in consulting fees for three officers. As of September 30, 2020, the total accrual of $451,837 is due the related parties.

Item 14: Principal Accounting Fees and Services

The following table presents for the fiscal years 2020 and 2019 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC.

	2020	2019
Audit fees	$-	$23,250
Audit related fees	--	11,000
Tax fees	--	--
All other fees	--	--

The following table presents for the fiscal years 2020 and 2019 the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm RBSM, LLP during the periods listed below.

	2020	2019
Audit fees	$18,000	$--
Audit related fees	7,000	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2020.

PART IV

Item 15- Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 (b) The following documents are filed as part of the report:

1.	Financial Statements: Balance Sheets, Statements of Operations, Statement of Stockholder’s Equity, Statements of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Barrel Energy Inc.

Registrant

February 7, 2022	By:	/s/ Craig Alford
Craig Alford
Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Harpreet Sangha	Chairman Chief Financial Officer and Director	February 7, 2022
Harpreet Sangha

/s/ Craig Alford	Chief Executive Officer and Director	February 7, 2022
Craig Alford

/s/ Stuart Philip Hensman	Director	February 7, 2022
Stuart Philip Hensman

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Barrel Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Barrel Energy, Inc. (“the Company”) as of September 30, 2019, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company’s auditor from 2018 to 2021. Spokane, Washington
January 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Barrel Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Barrel Energy, Inc. (the Company) as of September 30, 2020, and the related statement of operations, stockholders deficit and cash flow for the year in the period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2021 New York, NY February 7, 2022

BARREL ENERGY INC

BALANCE SHEETS

	September 30, 2020	September 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$--	$--

Total current assets	--	--

Right to use asset, operating lease, net of amortization-related party	3,796,290
Total assets	$3,796,290	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$67	$182
Accounts payable and accrued expense	674,884	315,775
Advances from shareholder	13,202	48,702
Accrued expense – relate parties	451,837	121,425
Convertible notes – net of unamortized debt discount	226,314	175,494
Derivative liability	94,275	434,999
Notes payable	--	100,000
Operating lease liability, current portion-related party	301,720	--
Total current liabilities	1,762,299	1,196,577

Notes payable- long term	33,125	--
Operating lease liability- related party	3,720,490	--
Total liabilities	5,515,914	1,196,577

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, zero issued and outstanding	-	-
Common stock, $0.001 par value, 450,000,000 authorized, 291,629,984 and 41,093,618 issued and outstanding, respectively	291,629	41,093
Common stock to be issued	40,000	--
Additional paid-in capital	19,154,944	870,515
Accumulated other comprehensive loss	--	(5,361)
Accumulated deficit	(21,206,197)	(2,102,824)
Total Stockholders’ deficit	(1,719,624)	(1,196,577)

Total liabilities and stockholders’ deficit	$3,796,290	$--

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Years Ended September 30,
	2020	2019

Operating expenses:
Consulting expense	$390,420	$537,176
Professional fees	19,063	78,543
Marketing & travel	18,959	221,347
Rent	601,920	225,750
General and administrative expense	11,248	38,064
Total operating expense	1,041,610	1,100,880

Loss from operations	(1,041,610)	(1,100,880)

Other income (expense)
Loss on debt settlement	(27,927)	--
Gain on extinguishment of debt	2,406	--
Foreign currency transaction loss	(14,039)	(24)
Change in fair value of derivative liability	(1,380,545)	(117,457)
Note origination fees	(120,530)	(163,704)
Interest expense	(30,526)	(185,814)
Amortization of debt discount	(132,793)	(147,745)
Other expense	--	(1,752)
Total other expense	(1,703,954)	(616,496)

Net loss	(2,745,564)	(1,717,376)

Deemed dividend from down round	(16,363,600)	--

Net loss attributable to common stockholders	$(19,109,164)	$(1,717,376)

Foreign currency translation adjustment	--	1,496

Comprehensive loss	$(19,109,164)	$(1,715,880)

Net loss per common share, basic and diluted	$(0.17)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	112,736,939	36,775,660

The accompanying notes are an integral part of these financial statements

BARREL ENERGY INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2020 and 2019

						Accumulated
	Common Stock		Additional Paid-In	Stock Subscription	Accumulative	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Deficit

Balance at September 30, 2018	23,801,332	$23,801	$272,638	$(11,500)	$(354,510)	$(6,857)	$(76,428)
Common stock issued for cash	16,977,286	16,977	295,166	11,500	--	--	323,643
Common stock issued for debt inducement	175,000	175	131,075	--	--	--	131,250
Common stock issued for debt conversion	140,000	140	4,760	---	--	--	4,900
Finance charges on note	--	--	112,488	--	--	--	112,488
Deemed dividend of warrants	--	--	30,938	--	(30,938)	--	--
Extinguishment of derivative upon debt conversion	--	--	23,450		--	---	23,450
Comprehensive gain (loss)	--	--	--	--	--	1,496	1,496

Net loss	--	--	--	--	(1,717,376)	--	(1,717,376)

Balance at September 30, 2019	41,093,618	41,093	870,515	--	(2,102,824)	(5,361)	(1,196,577)
Common stock issued for cash	2,000,000	2,000	38,000	--	--	--	40,000
Common stock issued for convertible debt conversion	257,736,366	257,736	148,113	--	--	--	405,849
Common stock issued for note conversion	800,000	800	99,200	--	--	--	100,000
Common stock return to treasury	(10,000,000)	(10,000)	10,000	--	--	--	--
Deemed dividend	--	--	16,363,600	--	(16,363,600)	--	--
Loss on stock value at conversion			(51,784)	--	--	--	(51,784)
Common stock subscribed but not issued				40,000			40,000
Effect on APIC upon conversion of debt	--	--	1,677,300	--	--	--	1,677,300
Comprehensive gain (loss)	--	--	--	--	5,791	5,361	11,152

Net loss	--	--	--	--	(2,745,564)	--	(2,745,564)

Balance at September 30, 2020	291,629,984	$291,629	$19,154,944	$40,000	$(21,206,197)	$--	$(1,719,624)

The accompanying notes are an integral part of these financial statements.

BARREL ENGERGY INC

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,745,564)	$(1,717,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	132,793	148,813
Financing costs	120,530	325,627
Change in fair value of derivative liability	1,380,545	117,457
Right to use lease, related party	308,694	--
Loss on debt settlement	27,927	--
Gain on extinguishment of debt	(2,406)	--

Changes in operating assets and liabilities:
Bank overdraft	--	182
Operating lease liability, related party	(308,525)	--
Prepaid	--	33,333
Accounts payable and accrued expense	615,045	286,903
Accounts payable – related party	330,412	121,425
Net cash used in operating activities	(140,549)	(683,639)

Cash flows from Investing activities
Net cash used in investing activities	--	--

Cash flows from financing activities:
Bank overdraft	(115)	--
Proceeds from sale of common stock	40,000	323,643
Proceeds from convertible notes	89,000	229,000
Proceeds from notes payable	33,125	100,000
Proceeds from related parties	--	15,911
Payments to related parties	(35,500)	--
Net cash provided by financing activities	126,510	668,554

Effects of exchange rate on cash	14,039	11,627

Net decrease in cash	--	(3,458)
Cash – beginning of year	--	3,458
Cash – end of year	$--	$--

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non Cash Investing and Financing Activities
Transfer out of derivative liability upon conversion of debt	$1,366,499	$--
Common stock issued for convertible debt	$405,849	$4,900
Common stock issued for notes payable	$100,000	$--
Deemed dividend from down round	$16,363,600	$--
Right to use asset upon adoption of ASC 842	$4,104,984	$--

The accompanying notes are an integral part of these financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which was engaged historically in the oil and gas sector of the energy industry. In January 2019, the Company terminated the oil and gas agreement. The Company entered into an agreement in the lithium exploration business but terminated the contract. The Company has leased land in central California to grow hemp for extracting CBD and the use of fiber in clothing and other materials.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our, suppliers, management, support staff and professional advisors. Although the Company’s operations are virtual, we depend on numerous third-party consultants and contract suppliers so we cannot measure the impact on our operations or financial condition at this point in time.

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

Foreign currency translation

The Company’s functional currency and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with ASC-830-Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

In June, 2014, the Company issued a note to one individual in Canadian dollars. During the year ended September 30, 2019 the note was converted to US dollars plus conversion of debt to stock resulted in a foreign currency translation adjustment of $1,496.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company’s significant estimates include the fair value of common stock issued for services, fair value of derivative liability, deemed dividend down round, the valuation of right to use asset and lease liability and valuation allowance for deferred tax assets.. Actual results could differ from those estimates.

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

Basic and diluted net loss per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of September 30, 2020 the potential shares at conversion outstanding was 69,518,520 consisting of conversion of debt to common stock from derivative calculation of approximately 67,916,234 and conversion warrants to common stock of 1,602,286 compared to a total of 25,155,126 for the year ended September 30, 2019.

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

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021 with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Derivative Instruments

Derivative financial instruments are recorded in the accompanying balance sheets at fair value in accordance with ASC 815. When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded in the accompanying balance sheets separately from the carrying value of the host contract. Subsequent changes in the estimated fair value of derivatives are recorded as a gain or loss in the Company’s statements of operations.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has an accumulated deficit of $21,206,197 and negative working capital (excess of current liabilities over current assets) of $1,762,299. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. There can be no assurance however that the Company will be able to raise additional capital when needed, or at terms deemed acceptable, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company did not have taxable income for the years ended September 30, 2020 or 2019 The Company’s deferred tax assets consisted of the following as of September 30, 2020, and 2019

	2020	2019
Net tax loss carry forward	$693,864	$435,096
Less: Valuation allowance	(693,864)	(435,096)
Net deferred tax asset	$--	$--

The Company had a net loss of $2,745,564 for the year ended September 30, 2020 and $1,717,376 for the year ended September 30, 2019. As of September 30, 2020 the Company’s net tax loss carry forward was $3,304,112 will begin to expire in the year 2040. All tax years from inception of the Company are open to review by appropriate taxing authorities.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended September 30, 2020 and 2019 is as follows:

	2020	2019
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	--%	--%

The Company due to its losses has not filed US Corporate tax returns and is subject to examination back to inception.

NOTE 5 – COMMON STOCK

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

During the year ended September 30, 2020 the Company issued 800,000 shares of common stock with a value of $100,000 for note conversion.

During the year ended September 30, 2020 the Company issued 2,000,000 shares of common stock with a value of $40,000 for cash.

During the year ended September 30, 2020 the Company issued 257,736,366 shares of common stock with a value of $405,849 for the conversion of convertible debt. The conversion created an increase to paid in capital of $1,677,300 offset by reduction in derivative liability. The Company further determined the difference between the value of the issuance at date of issuance and the conversion price of the shares which increased the paid in capital by $2,406 with offset to debt extinguishment and interest.

During the year ended September 30, 2020 the Company issued 10,000,000 shares of common stock with a value of $40,000 for the inducement to extend a note payable. The shares have not been issued as of September 30, 2020 and are carried as a stock not issued.

During the year ended September 30, 2020 10,000,000 shares were returned by a related party to Treasury at par value.

The Company accounts for shares being issued when the stock subscription agreement is received and payment for the shares is received, not at the date the shares are issued to the shareholder by the Transfer Agent. Accordingly, there may be a difference between the shares accounted for in the Company’s financials verses the number reported by the Transfer Agent.

NOTE 6 – WARRANTS

During the year ended September 30, 2019 the Company issued 477,286 warrants to twenty individuals as part of their purchase of 477,286 shares of common stock. The warrants mature in three years and are exercisable into one share of common stock for each warrant with an exercise price of $0.50 per share. The Company used the Black Scholes Pricing model to estimate the fair value of the warrants as of grant date, using the following key inputs: market prices of the Company’s common stock at dates of grant $0.51 per share, conversion price of $0.50, volatility of 272.63% and discount rate of 2.40%. The fair value was determined to be $221,000. Based on the fair value of the common stock of $221,000 and value of the warrants of $336,000 the fair value of the warrants was calculated to be 40% of the total value or $134,000.

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

The outstanding warrants are set out as follow:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Intrinsic Value
Outstanding at September 30, 2018	--	$--	--	$--
Granted	1,602,286	0.29	4.32	--
Expired	--	--	--	--
Exercised	--	--	--	--
Outstanding at September 30, 2019	1,602,286	0.29	3.32	--
Granted	--	--	--	--
Expired	(477,286)	--	--	--
Exercised	--	--	--	--
Outstanding at September 30, 2020	1,125,000	$0.20	4.62	$--

NOTE 7 – NOTE PAYABLE

On November 15, 2018, the Company received an advance from one non-related party for $65,000. On December 3, 2018, the Company received an additional advance of $35,000 from the same individual for a total of $100,000. Both advances are unsecured, on demand and bear no interest. The Company has calculated an imputed interest of $5,000 as of September 30, 2019. During the quarter ended December 31, 2019 the Company issued 800,000 shares of common stock with a value of $100,000 for the payment of the note and implied interest. The transaction resulted in a loss on settlement of debt of $25,600.

During the year ended September 30, 2020 the Company issued three notes totaling $33,125. The notes all mature in two years from date of issuance with one note for $10,000 bearing 20% interest and the balance of the note bearing 10% interest per annum.

NOTE 8 – DERIVATIVE LIABILITIES

On November 12, 2018, the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2019, using the following key inputs: market price of the Company’s common stock $0.0727 per share, volatility of 269.66% and discount rate of 2.00%. The fair value of the derivative liability was determined to $6,509 as of September 30, 2020 and $57,452 as of September 30, 2019.

On May 15, 2019, the Company issued a $100,000 convertible note to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annum. The note is convertible at any time, at 5% of the market price which is defined as the lowest trading price 25 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2019, using the following key inputs: market price of the Company’s common stock $0.0727 per share, volatility of 269.66% and discount rate of 2.00%. The fair value of the derivative liability was determined to $9,463 as of September 30, 2020 and $200,926 as of September 30, 2019.

On May 16, 2019, the Company issued a $125,000 convertible note to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The Company used the Black Scholes model to estimate the fair value of the derivative liability as of the date of issuance and as of September 30, 2019, using the following key inputs: market price of the Company’s common stock $0.0727 per share, volatility of 269.66% and discount rate of 2.00%. The fair value of the derivative liability was determined to $78,302 as of September 30, 2020 and $176,631 as of September 30, 2019.

The Company used the Black Scholes model to estimate the fair value of the notes for the year ended September 30, 2020, using the following key inputs: market price of the Company’s common stock $0.0028 per share, volatility of 351.00% and discount rate of 1.80%.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2020 and September 30, 2019:

	Level 1	Level 2	Level 3	Total
As of September 30, 2019:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$434,999	$434,999

As of September 30, 2020:
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$94,275	$94,275

The following table summarizes the change in the fair value of the derivative liability during the year ended September 30, 2020 and 2019.:

Fair value as of September 30, 2018	$--
Additions	462,119
Debt discount charged to derivatives	106,300
Financing costs charged to derivatives	15,965
Change in fair value	(117,457)
Fair value as of September 30, 2019	434,999
Loss on debt at conversion	(43,969)
Transfer out upon conversion of debt	(1,677,300)
Change in fair value	1,380,545
Fair value as of September 30, 2020	$94,275

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

NOTE 9 – CONVERTIBLE NOTE

On July 1, 2014, the Company issued a USD $67,215 (CAD $75,000) convertible note for cash. The note bears an interest rate of 9.5% and matured on December 31, 2015. The note, plus accrued interest, is convertible by the holder, as, in part or whole, until the date of maturity into common stock of the Company at CAD $0.00275 per share. The Company by resolution has elected to allow conversion of any and all the notes outstanding principal and interest until the note is fully paid. On September 30, 2017, the Company issued 700,000 shares of common stock with a value of $5,612 (CDN $7,000) for partial conversion of the convertible note. The note was amended stating the note in US dollars with an agreed principal balance of $82,496 maturing on December 31, 2018. As of April 1, 2020 the note was further amended extending the closing date to December 31, 2021, interest increased as of April 1, 2020 to 18% per annum, the note’s principal increased by $30,000 and the note holder receiving 10,000,000 shares of the Company’s common stock with a value of $40,000. As of September 30, 2020, the convertible debt outstanding was USD $19,065 plus accrued interest of USD $29,538 for a total liability of USD $48,603.

On November 12, 2018, the Company issued a $36,000 convertible note to Crown Partners, LLC. The note bears an original discount of $3,500, matures in 12 months from the origination date and bears interest at 5% per annum. The note is convertible at any time, in part or whole, at $0.50 per share until the 180th date of the note at which time it is convertible at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. An interest amount of $2,430 has been accrued along with a principal balance of $4,922, for a total of $7,422 outstanding as of September 30, 2020. The outstanding balance as of September 30, 2019 was $31,850. As of September 30, 2020 the note is in default and no litigation pending.

On May 15, 2019 the Company issued a $100,000 convertible note plus 500,000 warrants to Auctus Funding, LLC. The note bears an original discount of $3,500, matures February 17, 2020 and bears interest at 5% per annum. The note is convertible at any time, at 55% of the market price which is defined as the lowest trading price 25 days prior to conversion. Interest of $9,972 has been accrued as of September 30, 2020. The warrants are exercisable at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be exercised by the holder as a cashless warrant in lieu of a cash warrant. As of September 30, 2020 and 2019 the outstanding balance was $9,972 and $100,000 respectively. As of September 30, 2020 the note is in default and no litigation pending. (See Note 6: Warrants)

On May 16, 2019 the Company issued a $125,000 convertible note and 625,000 warrants to Firstfire Global Opportunity Fund, LLC. The note bears an original discount of $12,500, matures in 12 months from the origination date and bears interest at 7% per annum. The note is convertible at any time, in part or whole, at $0.25 per share or 60% of the market price which is defined as the lowest trading price 20 days prior to conversion. The warrants are exercisable at $0.20 per share or if the price of the company’s common stock is greater than the exercise price of the warrant, the warrant may be converted by the holder as a cashless warrant in lieu of a cash warrant. As of September 30, 2020 and 2019 , the outstanding balances were $90,307 and $125,000, respectively. (See Note 6: Warrants)

On June 26, 2020, the Company issued a convertible note to Harp Sangha for $21,500 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. The note has accrued interest of $448 as of September 30, 2020.

On July 17, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of September 30, 2020 the outstanding balances included principal of $25,000 plus interest of $411.

On August 11, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $45,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of September 30, 2020 the outstanding balances included principal of $45,000 plus interest of $493.

As of September 30, 2020 the Company calculated the derivative liability of $94,275 using a closing price of $0.0028 volatility of 351%, conversion prices of $0.0015 to $0.0017 dividend of 0.00 and discount rate of 1.8% and expensed $132,793 in debt discount. (See Note 8 Derivative)

During the year ended September 30, 2020 the Company issued 257,736,366 shares of common stock with a value of $405,849 for the reduction of convertible notes. The Company further determined the difference between the value of the issuance at date of issuance and the conversion price of the shares.

As of September 30, 2020 the Company has $226,314, net of unamortized debt discount, convertible notes outstanding compared to $175,494 net of $132,793 of unamortized debt discount. The Company amortized $132,793 of debt discount and $147,745 for the years ended September 30, 2020 and 2019, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2019 and 2018 the Company’s operations conducted out of the premises at 14890 66a Ave., Surrey, B.C. V3S 9Y6 Canada. Mr. Gurm Sangha, the former President, Director made these premises available to the Company rent-free.

During the year ended September 30, 2019 the Company paid or accrued related parties consulting fees of $538,176 of which Harp Sangha was paid and accrued $193,000, Craig Alford was paid and accrued $82,000 and Lowell Holden through Mayday Management accrued $18,000. Under the terms of their consulting agreements Mr. Alford is entitled to $82,000 for the period and Mr. Sangha $180,000 and Lowell Holden (Mayday Management) is entitled to $18,000. As of September 30, 2019 the Company owed the related parties $121,425 in accrued consulting.

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

During the year ended September 30, 2019, the Company signed a land lease agreement for the production of hemp. The lease is a 10 year lease with annual payments of $602,000 and was modified for the initial payments of $301,000 each in May and June 2020. A director of the Company is related to the owner of the land leased. (See Note 12: Operating Lease)

On June 26, 2020, the Company issued a convertible note to Harp Sangha for $21,500 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. The note has accrued interest of $448 as of September 30, 2020.

On July 17, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $25,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of September 30, 2020 the outstanding balances included principal of $25,000 plus interest of $411.

On August 11, 2020 the Company issued a convertible note to Harp Sangha, Chairman and CFO of the Company for $45,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share. As of September 30, 2020 the outstanding balances included principal of $45,000 plus interest of $493.

During the year ended September 30, 2020 the Company accrued $332,400 and paid $51,600 in consulting fees for three officers. As of September 30, 2020, the total accrual of $451,837 is due the related parties.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On November 5, 2018 the Company received an extension for the initial payments of $400,000 of which the initial $100,000 was required to be paid by February 28, 2019. The Company required the extension but it had not been received from True Grit. On January 17, 2019 the Company terminated the Earn-In agreement with True Grit Resources.

NOTE 12 – OPERATING LEASE

On May 14, 2019, the Company signed a land lease in central California for 602 acres at $1,000 per acre to grow hemp for fiber usage. The lease is for 10 years with annual costs of $602,000 with the initial payment of $301,000 on March 30, 2020 and second payment of $301,000 on June 30, 2020 with the balance of the annual payments being made on April 1 of each subsequent year. The lease holder is a related party to one of the directors of the Company. As of September 30, 2020 the Company has accrued $602,000 of unpaid lease payments as accounts payable. The lease terminates in May 2029. As of September 30, 2020 the Company recorded a right of use asset of $3,796,290 and operating lease liability of $4,022,210 with a lease expense for the year of $601,920, respectively.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year ended September 30,

2021	$602,000
2022	$602,000
2023	$602,000
2024	$602,000
2025 and years thereafter	$3,010,000
Total lease payments	$5,418,000
Less present value discount	$(1,395,790)
$4,022,210
Less operating lease short term	$(301,720)
Operating lease liability, long term	$3,720,490

As noted in the recent accounting pronouncements the Company adapted ASC 842 on October 1, 2019 using the modified retrospective approach and has elected the practical expedient package by allowing for historical lease classification for this lease as the date of transition. The present value calculation discount rate used is the rate of 7% at which the Company can borrow funds.

NOTE 13 – SUBSEQUENT EVENTS

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

On February 10, 2021, the Company issued a convertible note to Harp Sangha for $354,500 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On February 17, 2021, the Company issued a convertible note to EROP Capital for $300,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On February 22, 2021, the Company entered into a Stock Purchase and Sale Agreement (“SPA”) with Flote App, Inc. (“Flote”) of Las Vegas, Nevada. Under the SPA, the Company has agreed to purchase a 25% equity interest in Flote based on a Company valuation of $10,000,000 and, subsequently, a 20% equity interest in Flote based on a Flote valuation of $30,000,000 (for a cumulative total of 45% equity interest after transaction). The investment is to be made in two tranches, with an initial closing to take place on or before April 30, 2021 and the second tranche closing to take place on or before December 31, 2021. Closing is subject to a number of customary conditions including the accuracy of representations and warranties contained in the Agreement. Flote is in the business of designing advanced social media, virtual reality and token platforms Flote are the creators of a new Social Network system built on respect for the user’s personal data, privacy and pocketbook. The Flote platform fully delivers on the internet’s promise of a wholly connected community without censorship, murky guidelines, or infringement. The platform provides a valuable marketspace with multi-currency wallets and more ways for content providers and creators to monetize their goods and services, even including their content from third-party social applications. Flote and Barrel are presently mapping out a methodology that is able to tokenize Lithium Resources in various stages of development and production.

On March 3, 2021, the Company issued a convertible note to Harp Sangha for $250,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

On March 3, 2021, the Company issued a convertible note to Harp Sangha for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

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

On May 14, 2021, the Company issued a convertible note to Harp Sangha for $40,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

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

On August 2, 2021, the Company issued 9,400,000 shares of common stock for the conversion of debt of $9,000 and accrued interest of $16,850 for a total value of $25,850.

On September 2, 2021, the Company issued a convertible note to EROP Capital for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.01 per share or 70% of the lowest trade five days prior to conversion.

On December 21, 2021, the Company issued a convertible note to Harp Sangha for $50,000 which matures one year from date of issuance. The note bears interest of 8% per annum and is convertible into common stock of the Company at $0.10 per share.

