Form 10-Q
period 2026-03-31
Barrel Energy Inc.
filed 2026-05-14
CIK 1631463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____ to ____

Commission File No.: 000-56001

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3859 S Valley View Blvd Ste 2 #107 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

(888) 397-9114

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of April 30, 2026 was 1,008,595 The number of shares outstanding of the Company’s $0.001 Par Value preferred as of May 7, 2026  was 5,000,000.  The aggregate number of shares of the voting stock held by non-affiliates on  March 31, 2026  was 1,008,595. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three months period ended March 31, 2026 and 2025 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for any subsequent period.  Our year end is December 31.

BARREL ENERGY INC

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$51,948
Accounts receivable- net of allowance	52,385	43,158
Advance- employee	300	300
Note receivable-related party	22,065	22,065
Total current assets	78,986	117,471
Fixed Assets	25,000

Total assets	$103,986	$117,471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	59,350	66,653
Total current liabilities	59,350	66,653

Total liabilities	59,350	66,653

Commitment and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, 5,000,000 issued and outstanding	5,000	5,000
Common stock, $0.001 par value, 2,000,000,000 authorized, 1,008,595 issued and outstanding as of March 31, 2026 and December 31, 2025	1,009	1,009
Additional paid in capital	355,929	355,929
Accumulated deficit	(317,302)	(311,120)
Total stockholders’ deficit	44,636	50,818
	$103,986	$117,471
Total liabilities and stockholders ‘deficit

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	Three Months
	2026	2025
Revenue	$42,395	$45,144
Cost of service	22,818	15,171
Gross profit	19,577	29,973

Operating expenses:
Insurance and Vehicle Expenses	9,034	4,697
Bad debt expense	7,213	1,600
General and administrative expense	9,513	6,817
Total expense	25,760	13,114

Net income(loss) before taxes	(6,183)	16,859

Income tax	-	-

Net income (loss)	$(6,183)	$16,859

Net loss per common share, Basic and Diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding, basic and diluted	1,008,595	1,008,595

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

STATEMENTS OF SHAREHOLDERS DEFICIT

(Unaudited)

	Preferred Shares		Common Stock		Paid-In	Accumulated	Stock	Shareholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance at December 31, 2024	5,000,000	5,000	383,437,825	383,438	-	(352,979)	(40,000)	(4,541)
Net income (loss)	-	-	-	-	-	16,859	-	16,859
Balance at March 31, 2025	5,000,000	5,000	383,437,825	383,438	-	(336,120)	(40,000)	12,318

Balance at December 31, 2025	5,000,000	5,000	1,009,595	1,009	355,929	(311,120)	-	50,818
Net income (loss)	-	-	-	-	-	(6,183)	-	(6,183)
Balance at March 31, 2026	5,000,000	$5,000	1,008,595	$1,009	$355,929	$(317,010)	$-	$44,636

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENERGY, INC

  CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended March,
	2026	2025
Cash Flows from Operating Activities:
Net income(loss)	$(6,183)	$16,859

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(2,014)	(44,337)
Bad debt expense	(7,213)	-
Accounts payable and accrued expense	(7,302)	(51,981)

Net cash provided by (used in) operating activities	(22,712)	(79,459)

Cash Flows used in Investing Activities
Acquisition of vehicle	(25,000)
Changes in loan accounts		(40,008)
	(25,000)	(40,008)
Net cash used in financing activities	(25,000)	-

Net change in cash	(47,712)	(119,467)
Cash at beginning of period	51,948	151,576
Cash at end of period	$4,236	$32,109

SUPPLEMENT DISCLOSURE
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

BARREL ENERGY INC. is a Nevada corporation, incorporated January 17, 2014, which was engaged historically in the oil and gas sector of the energy industry.  In January 2019, the Company terminated the agreement. The Company entered into an agreement in the lithium exploration business but terminated the contract. The Company terminated the past businesses.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

On March 21, 2025 the Company amended its articles of incorporation to increase the number of authorized shares from 450,000,000 to 2,000,000,000.

On March 21, 2025 the Company amended its articles of incorporation to increase the number of authorized shares from 450,000,000 to 2,000,000,000.

On March 28, 2025 the Company acquired Happy Traps, LLC. The Company issued 600,000 shares of common stock with a value of $300,000 for the acquisition.  The acquisition was treated as a reverse merger with Happy Traps being the surviving entity keeping the name Barrel Energy Inc.

Happy Traps, LLC  was formed on February 16, 2016 limited liability company in the State of Maine. In November 2019, the partnership was increased from one to six members. The partners sold all their interest on December 31, 2021 to Maine Bio-Fuel, Inc., leaving it as the sole member of the partnership.

Prior to the merger, the Company had 382,837,825 shares of common stock outstanding.

On March 23, 2026 the Company effected a reverse split the common stock resulting in a 1:400 reverse of the shares outstanding.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited December 31, 2025 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and the consolidation through a reverse merger of the entity Happy Traps, LLC. Because this transaction represents a reverse acquisition, the accompanying financial statements reflect the historical financial statements of the target, the accounting acquirer, for all periods prior to the merger. The Company’s financial statements for periods after the merger reflect the combined operations of Target and the Company.

The consolidated financial statements include:

•	Audited or reviewed balance sheets of the accounting acquirer
•	Audited or reviewed statements of operations, cash flows, and stockholders’ equity
•	Pro forma adjustments reflecting the merger transaction

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of March 31, 2026 the potential shares at conversion standing was 22,197,802

.

Recent Accounting Pronouncements

Effective January 1, 2026, the Company adopted ASU 2025-06, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the use of the Current Expected Credit Loss (CECL) model for estimating credit losses on accounts receivable and other financial assets. Previously, the Company recognized allowance for doubtful accounts (ADA) based on incurred loss methodology, considering historical experience and current conditions. Under CECL, the Company now estimates lifetime expected credit losses, incorporating:

Historical loss experience,

•	Current economic conditions,
•	Reasonable and supportable forecasts.

Presentation and Disclosure Changes:

•	Accounts receivable continue to be presented net of allowance for credit losses.
•	The allowance roll-forward now includes expected credit loss adjustments.
•	Additional qualitative disclosures describe the methodology, assumptions, and factors considered in estimating expected losses.

Management evaluated significant judgments in applying the probable-to-complete threshold and determined there are no material uncertainties requiring additional disclosure.

Accounts Receivable

Account receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The company records the allowance based on past history and if there are doubts on the recoverability.

During the three months ended March 31, 2026 and 2025, the Company recorded bad debt of $7,213 and $1,600, respectively.

NOTE 2 –  GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit of $317,302 as of March 31, 2026. The Company has not established any source of revenue to cover its operating costs. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 – REVENUE RECOGNITION

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

The Company has four revenue streams, each of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue streams are:

1.	Grease trap cleaning and maintenances service
2.	Cleaning product line.
3.	Pressure washing service
4.	Used cooking oil recycling
5.	Tech fees

Revenue for the serves of grease trap cleaning and maintenance and pressure washing services is recognized upon the competition of the service.

Revenue for the sale of the cleaning product line is recognized upon the shipment of the product to the Customer.

Revenue for the recycling products is recognized upon delivery to the Company receiving the product for processing.

The Company had revenue of $42,395 and $45,144 during the three months ended March 31, 2026 and, respectively.

NOTE 4 – RELATED PARTY

The Company leases 250 square feet of warehouse space from its owner Maine Biofuel. The lease commenced on January 1, 2023 and continues for 5 years. The lease may be terminated by either party giving a 30 day notice. The monthly rent is $150. The president of the lessor was a partner in the partnership that sold Happy Traps to Maine Biofuel.

On  December 31, 2021, the original partners sold  their interest to Maine Biofuel  for $50,000 to be paid in installments.

During the three months ended March 31, 2026 and 2025, the Company notes receivable due from related parties of $22,065, respectively.

NOTE 5 – EQUITY

The Company was organized as a limited liability company. Ownership interests are represented by membership units, which confer both economic and governance rights as outlined in the Company’s operating agreement.

On April 11, 2019, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 75,000,000 to 450,000,000.

On March 21, 2025 the Company amended its articles of incorporation to increase the number of authorized shares from 450,000,000 to 2,000,000,000.

On March 28, 2025 the Company acquired Happy Traps, LLC., the Company issued 600,000 shares of common stock with a value of $300,000 for the acquisition.  The acquisition was treated as a reverse merger with Happy Traps being the surviving entity keeping the name Barrel Energy Inc.

On March 23, 2026 the Company effected a reverse split the common stock resulting in a 1:400 reverse of the shares outstanding.

NOTE 6 – NOTES PAYABLE

During the three months ended March 31, 2026 and 2025, the Company notes receivable due from related parties of $22,065.

NOTE 7 – FIXED ASSETS

During the three months period ended March 31, 2026, the Company purchased a service truck for $25,000.  The asset is being depreciated over a 60 months period.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after March 31, 2026 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Barrel Energy, Inc. (the “Company,” “Barrel Energy,” “we,” “us,” or “our”) is a Nevada corporation whose common stock is publicly traded under the symbol BRLL on the OTCIQ Market maintained by OTC Markets Group. The Company operates in the environmental services, renewable energy, and waste-to-value sectors.

In March 2025, the Company completed a reverse merger transaction pursuant to which Happy Traps, LLC became a wholly owned operating subsidiary of Barrel Energy Inc. As a result of this transaction, Happy Traps represents the Company’s primary operating business.

Operating Subsidiary – Happy Traps, LLC

Happy Traps, LLC (“Happy Traps”) is an environmentally focused grease trap service and waste management company headquartered at 51 Ingersoll Drive, Portland, Maine 04103. The Company provides grease trap pumping, cleaning, maintenance, and related services to restaurants and food service establishments, primarily in the greater Portland, Maine metropolitan area.

In addition to grease trap services, Happy Traps offers a proprietary line of eco-friendly cleaning products marketed under the Happy Traps Cleaners brand and provides used cooking oil collection and recycling services through a strategic partnership with Maine Standard Biofuels, Inc.

History of Happy Traps

Happy Traps was founded in 2016 by Jarmin Kaltsas, who has over 20 years of experience in the biodiesel, waste-to-energy and environmental services industries. The Company initially focused on grease trap pumping and maintenance services for restaurants and food service establishments in southern Maine.

Over time, Happy Traps expanded its operations to include proprietary eco-friendly cleaning products and used cooking oil recycling services. This evolution was driven by customer demand for bundled services and the Company’s commitment to sustainability and environmental responsibility.

In 2020, Kayla Tilton was appointed President, bringing regulatory and operational expertise gained from her prior work with the Maine Department of Environmental Protection and her leadership role at Maine Standard Biofuels. Under current leadership, Happy Traps has refined its operational efficiency, strengthened compliance capabilities and established the foundation for regional expansion.

In March 2025, Happy Traps completed a reverse merger with Barrel Energy, pursuant to which Barrel Energy acquired the Company. The transaction was structured to provide Happy Traps with access to additional capital, infrastructure and strategic resources to support regional expansion and integration into a broader renewable energy and waste-to-value platform. Following the transaction, Happy Traps continues to operate its business with existing management while aligning its growth strategy with Barrel Energy’s long-term objectives.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

At March 31, 2026, we had an accumulated deficit of $317,010.  We recorded a net loss of $5,890 for the three months periods ended March 31, 2026 and net income of $16,859 for the same period in 2025, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was $19,636 as of March 31, 2026, compared to working capital of $50,819 as of December 31, 2025.

Cash used in operations totaled $22,712 during the three months ended March 31, 2026, compared to cash used in  operations of $49,981 during the same period in 2025.

Cash used in investing activities was $25,000 for the three months period ended March 31,2026 compared to zero for the same period in 2025. The  Company purchased a service truck which is being depreciated over 60 months.

Management expects to continue to issue common stock to pay for the future development and needs.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Results of Operations

The Company recorded revenue of $42,395 and $45,144 during the three months periods ended March 31, 2026 and 2025.  Cost of service recorded during the three months ended March 31, 2026 and 2025 was $19,577 and $15,171, respectively.

Total expenses for the three months periods ended March 31, 2026 totaled $25,760 compared to $13,114 for the same periods in 2025. The expenses incurred during the three months ended March 31, 2026 were due to as due to the general and administrative expenses of $9,513 along with bad debt expense of $7,213, and insurance of $9,185. This is compared to general and administrative of $6,817, bad debt of $1,600 and insurance of $4,697 for the same period in 2025.

The Company incurred a net loss of $6,183 in the three months periods ended March 31, 2026, compared to net income of $16,859 for the same periods in 2025. The hinger net income in 2026 was due to lower cost of services in 2026 compared to the same period in 2025.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO /CFO do not possess accounting expertise, and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

ITEM 1A:  RISK FACTORS

None

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY INFORMATION

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officers Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARREL ENERGY, INC.

Date: May 14, 2026	By:	/s/ Jarmin Kaltsas
Jarmin Kaltsas
Chief Executive Officer

