Form 10-Q
period 2026-06-30
Barrel Energy Inc.
filed 2026-08-14
CIK 1631463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _______to______

Commission File No.: 000-56001

BARREL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-1963189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3859 S Valley View Blvd Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐    No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 12, 2026 was 752,144,622. The number of shares outstanding of the Company’s $0.001 Par Value preferred as of July 12, 2026 was 4,250,000 The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2026 was 1,007,122. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

PART I – FINANCIAL INFORMATION

 ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our financial statements for the three and six months period ended June 30, 2026 and 2025 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for any subsequent period. Our year end is December 31.

BARREL ENERGY INC

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$21,989	$51,948
Accounts receivable- net of allowance	63,281	43,158
Advance - employee	300	300
Note receivable-related party	24,390	22,065
Total current assets	109,960	117,471
Fixed assets –	25,500	-
Total assets	$135,460	$117,471
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	78,185	66,653
Advance- related party	3,085	-
Total current liabilities	81,270	66,653
Total liabilities	81,270	66,653
Commitment and Contingencies		-
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized, 5,000,000 issued and outstanding	5,000	5,000
Common stock, $0.001 par value, 2,000,000,000 authorized, 2,144,622 issued and outstanding as of June 30, 2026 and 1,007,122 as of December 31, 2025	2,144	1,009
Additional paid in capital	357,120	355,929
Accumulated deficit	(310,073)	(311,120)
Total stockholders’ deficit	54,190	50,818
	$135,460	$117,471
Total liabilities and stockholders’ deficit

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENERGY INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

(Unaudited)

	Three Months		Six Months
	2026	2025	2026	2025
Revenue	$54,843	$62,654	$97,238	$107,798
Cost of service	25,175	18,534	47,993	33,705
Gross profit	29,668	44,120	49,245	74,093
Operating expenses:
Insurance	2,880	-	11,914	1,440
Bad debt expense	1,097	-	8,310	1,600
General and administrative expense	18,461	10,252	27,975	20,326
Total expense	22,438	10,252	48,199	23,366
Net income(loss) before taxes	7,230	33,868	1,046	50,727
Income tax	-		-	-
Net income (loss)	$7,230	$33,868	$1,046	$50,727
Net loss per common share, Basic and Diluted	$0.01	$0.03	$0.00	$0.05
Weighted average number of common shares outstanding, basic and diluted	1,837,168	957,595	1,475,872	957,595

The accompanying notes are an integral part of these unaudited interim financial statements.

BARREL ENGERGY INC

 STATEMENTS OF SHAREHOLDERS DEFICIT

(Unaudited)

	Preferred Shares		Common Stock		Paid-In	Accumulated	Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance at December 31, 2024	5,000,000	5,000	957,595	957	-	(352,979)	(40,000)	(4,541)
Net income (loss)	-	-	-	-	-	16,859	-	16,859
Balance at March 31, 2025	5,000,000	5,000	957,595	957	-	(336,120)	(40,000)	12,318
Net Income (loss)						33,868		33,868
Balance at June 30, 2025	5,000,000	5,000	957,595	957	18,713	(302,252)	(40,000)	46,186
Balance at December 31, 2025	5,000,000	5,000	1,007,122	1,007	355,929	(311,119)	-	50,818
Net income (loss)	-	-	--	-	-	(6,183)	-	(6,183)
Balance at March 31, 2026	5,000,000	5,000	1,007,122	1,007	355,929	(317,302)	-	44,635
Common stock issued	-	-	1,137,500	1,137	-	-	1,191	2,328
Net Income (loss)	-	-	-	-	-	7,230	-	7,230
Balance at June 30, 2026	5,000,000	$5,000	2,144,622	$2,144	$355,929	$(310,073)	1,191	$54,190

The accompanying notes are an integral part of these unaudited interim financial statements

BARREL ENERGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended June
	2026	2025
Cash Flows from Operating Activities:
Net income(loss)	$1,046	$50,727
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(28,253)	(30,526)
Bad debt expense	8,130	(1,600)
Accounts payable and accrued expense	11,533	(58,044)
	(7,544)	(39,443)
Net cash provided by (used in) operating activities
Cash Flows used in Investing Activities
Acquisition of vehicle	(25,500)	-
Net cash used in investing activities	(25,500)	-
Cash Flows from Financing Activates
Note receivable – Related parity	3,085	-
Net cash provided by financing activities	3,085	-
Net change in cash	(29,959)	(39,443)
Cash at beginning of period	51,948	67,368
Cash at end of period	$21,989	$27,929
SUPPLEMENT DISCLOSURE
Interest paid	$-	$-
Income taxes paid	$-	$-
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

On May 30, 2025 the Company effected a reverse split the common stock resulting in a 1:400 reverse of the shares outstanding.

On June 22, 2026 the Company filed a certificate of amendment to designation relating to the 5,000,000 shares of series A preferred. The amendment stipulated that each one share of Series A preferred has 1,000 voting rights and each preferred share is convertible into 1,000 shares of common stock.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited December 31, 2025 financial statements and related notes included in the Company’s form 10-K filed with the SEC.

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

Basic and diluted net income per share

Basic loss per share is calculated as net loss to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share for the period equals basic loss per share as the effect of any stock based compensation awards or stock warrants would be antidilutive. As of June 30, 2026 the potential shares at conversion standing was 5,002,144,622.

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

During the six months ended June 30, 2026 and 2025, the Company recorded bad debt of $8,310 and $1,600, respectively.

NOTE 2 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, as shown in the accompanying balance sheets, has negative working capital and an accumulated deficit of $310,073 as of June 30, 2026. These factors raise substantial doubt about the company’s ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will engage in very limited activities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

The Company had revenue of $54,843 and $97,238 during the three and six months ended June 30, 2026 and $62,654 and $107,798 for the same periods in 2025, respectively.

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

During the six months ended June 30, 2026 and 2025, the Company notes receivable due from related parties of $24,390 and $22,065, respectively.

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

On May 30, 2025 the Company effected a reverse split the common stock resulting in a 1:400 reverse of the shares outstanding.

During the six months period ended June 30, 2026, the Company issued 1,137,500 shares of common stock with a value of $2,328 for cash.

NOTE 6 – NOTES

During the six months ended June 30, 2026 and 2025, the Company notes receivable due from related parties of $24,390 and $22,065.

During the six months period ended June 30, 2026 a related party advanced the Company $3,085 through payment of an accounts payable.

NOTE 7 – FIXED ASSETS

During the six months period ended June 30, 2026 , the Company purchased a service truck for $25,000. The asset is being depreciated over a 60 months period.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2026, the converted 750,000 shares of Series A preferred held by three related parties into 750,000,000 shares of common stock. The stock is converted at one share of preferred into 1,000 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after June 30, 2026 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote. Funding has been reported on 8-K.

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

History of Happy Traps

Happy Traps was founded in 2016 by JarmiKaltsas, who has over 20 years of experience in the biodiesel, waste-to-energy and environmental services industries. The Company initially focused on grease trap pumping and maintenance services for restaurants and food service establishments in southern Maine.

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

Liquidity and Capital Resources

At June 30, 2026, we had an accumulated deficit of $310,073. We recorded net income of $7,230 and $1,046for the three and six months periods ended June 30, 2026 and net income of $33,868 and $50,727 for the same period in 2025, respectively. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was $28,690 as of June 30, 2026, compared to working capital of 50,818 as of December 31, 2025.

Cash used in operations totaled $7,544 during the six months ended June 30, 2026, compared to cash used in operations of $39,443 during the same period in 2025.

Cash used in investing activities was $25,500 for the six months period ended June 30, 2026 compared to zero for the same period in 2025. The Company purchased a service truck which is being depreciated over 60 months.

Cash received from financing activities was $3,085 from a note payable related party.

Management expects to continue to issue common stock to pay for the future development and needs. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Results of Operations

The Company recorded revenue of $54,843 and $97,238 during the three and six months periods ended June 30, 2026 and $62,654 and $107,798 for the same periods in 2025. Cost of service recorded during the three and six months ended June 30, 2026 was $25,175 and $47,993 compared to $18,534 and $33,705 for the same periods in 2025, respectively.

Total expenses for the three and six months periods ended June 30, 2026 $22,438 and $48,199 compared to $10,252 and $23,366 for the same periods in 2025. The increased expenses incurred during the three and six months ended June 30, 2026 due mostly to the increase in general and administrative expenses along with increased bad debt expense.

The Company incurred net income of $7,230 and $1,046 in the three and six months periods ended June 30, 2026, compared to net income of $33,868 and $50,727 for the same periods in 2025. The higher net income in 2025 was due to lower cost of services plus higher sales versus the same period in 2026.

Revenue decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to timing of jobs and the Company’s decision to stop servicing larger traps as a result of capacity constraints.

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

None

ITEM 1A: RISK FACTORS

None

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months period ending June 30, 2026 the Company issued 1,137,500 shares of common stock for cash.

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

BARREL ENERGY, INC.

Date: August 14, 2026	By:	/s/ Jarmin Kaltsas
Jarmin Koltsas President
Chief Executive Officer

